Form 10KSB
period 2000-12-31
INTERCARE COM INC
filed 2001-03-27
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2000

       (   )     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES
           EXCHANGE  ACT  OF  1934

           For the Transition Period From  ___________ to ____________

                       COMMISSION FILE NUMBER:   333-94813


                             INTERCARE.COM-DX, INC.

             (Exact Name of Registrant as Specified in its Charter)

         CALIFORNIA                                          95-4304537

   (State of Other Jurisdiction of                     (I.R.S.  Employer
     Incorporation  or  Organization)               Identification  Number)

        900 WILSHIRE BOULEVARD, SUITE 500, LOS ANGELES, CALIFORNIA 90017

                    (Address of Principal Executive Offices)

                                 (213) 627-8878

              (Registrant's telephone number, including area code)

                                       N/A

    (Former name, former address and former fiscal year, if changed since last report)

Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  (  X  )   No   (    )

As of December 31, 2000, InterCare.com-dx, Inc., Registrant had 11,000,000 shares of its zero par value common stock outstanding.
                                        Page 1 of 37 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2000


















                                TABLE OF CONTENTS
                                                                    Page Number
PART  I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Business  Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

Vision  and  Mission . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Market  &  IT  Trends . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

The  Current  Healthcare  Information  System  Market . . . . . . . . . . . . 3

Benefits  of  Medmaster  Products  to  Healthcare  Payors  and Providers: . . 4

Our  Competition . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .6

Our  Competitive  Advantage . . . . . . . . . . . . . . . . . . . . . . . . . 6

Our  Product  Features  and  Benefits . . . . . . . . . . . . . . . . . . . . 7

Market  Presence . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .8

Future  Growth  of  Our  Business  Model . . . . . . . . . . . . . . . . . . 13

Our  Other  Products  and  Services . . . . . . . . . . . . . . . . . . . . .14

Our  Internet  Business  Strategy . . . . . . . . . . . . . . . . . . . . . .15

Strengths  and  Weaknesses . . . . . . . . . . . . . . . . . . . . . . . . . 16

Competition  in  the  New  Market  Space . . . . . . . . . . . . . . . . . . 17

Market  segment  focus . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

Product  Packaging  &  Pricing . . . . . . . . . . . . . . . . . . . . . . . 18

The  ASP  model . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .18

MedMaster  Virtual  Community  Solution  Vision  &  Scope . . . . . . . . . .19

General  Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

The  Enterprise  Software  application . . . . . . . . . . . . . . . . . . . 19

Anytime  &  Anywhere  Secure  Access  by  Authorized  Enterprise  Users . . .20

Secure  Access  by  Non-affiliated  Care  Providers . . . . . . . . . . . . .21

Health  Plan  Member  Anytime  &  Anywhere  Secure  Access . . . . . . . . . 21

Medical  Content . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21

General  Overview . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .22

Management  of  Potential  Growth . . . . . . . . . . . . . . . . . . . . . .22

New  Business  Areas . . . . . . . . . . . . . . . . . . . . . . . . . . . . 22

International  Expansion . . . . . . . . . . . . . . . . . . . . . . . . . . 22

Business  Combinations  And  Strategic  Alliances . . . . . . . . . . . . . .23

Rapid  Technological  Change . . . . . . . . . . . . . . . . . . . . . . . . 23

Revenue  Projections . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Submission  of  Matters  to  a  Vote  of  Security  Holders . . . . . . . . .26

PART  II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

Market  for  Registrant's  Common Equity and Related Stockholder Matters . 26

Selected  Financial  Data . . . . . . . . . . . . . . . . . . . . . . . . .26

Management's  Discussion  and Analysis
of the Financial Condition and Results of Operations . . . . . . . . . . . 26

Liquidity  and  Capital  Resources  of  the  Company. . . . . . . . . . . .26

Results  Of  Operations . . . . . . . . . . . . . . . . . . . . . . . . . .26

Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Cost  Of  Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Sales  And  Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . .27

Product  And  Content  Development . . . . . . . . . . . . . . . . . . . . 27

General  and  Administrative . . . . . . . . . . . . . . . . . . . . . . . 27

Operating  Loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27

Net  Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .28

Liquidity  And  Capital  Resources . . . . . . . . . . . . . . . . . . . . 28

Plan  Of  Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Quantitative  and  Qualitative  Disclosures  About  Market  Risk . . . . . 29

Financial  Statements  and  Supplementary  Data . . . . . . . . . . . . . .29

Changes  in  and  Disagreements  With  Accountants  on
Accounting and Financial Disclosures. . . . . . . . . . . . . . . . . . . .29

PART  III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .30

Directors  and  Executive  Officers  of  the  Registrant . . . . . . . . . 30

Term  and  Classification  of  Board  of  Directors . . . . . . . . . . . .30

Options/SAR  Grants  in  Last  Fiscal  year . . . . . . . . . . . . . . . .33

Security  Ownership  of  Certain  Beneficial  Owners  and  Management . . .33

Meetings  And  Committees  of  The  Board  of  Directors . . . . . . . . . 34

Certain  Relationships  and  Related  Party  Transactions . . . . . . . . .34

Exhibits,  Financial  Statement  Schedules  and  Reports  of  Form  8-K . .35

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Exhibit  99.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .36

INDEPENDENT  AUDITOR'S  REPORT . . . . . . . . . . . . . . . . . . . . . . 37











PART  I
                                Business Overview

InterCare.com-dx, Inc., ("InterCare") formerly known as Inter-Care Diagnostics, Inc., is organized in the State of California. We are an innovative software products company specializing in state-of-the-art enterprise solutions for the healthcare IT market.

The Company developed the Mirage Systems Multimedia Biofeedback software program in 1994. This is a cross-platform program available in both Microsoft Windows 3.X including windows 95;98 and Apple Macintosh platforms. This software became the first United States FDA approved software program for neuromuscular re-education and biofeedback training. The Company also has four other software products in the market including the "Body Pain Trigger Points Program", one of our best selling software products, with over 20,000 copies sold. The Company intends to convert all its software programs to run in all the popular operating systems available, including but not limited to Microsoft Windows, Macintosh and Linux or Unix operating systems.

On June 30, 2000, the company signed a master value added reseller agreement with Meridian Holdings, Inc., the parent company, to sell and support the MedMaster suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

InterCare as a value-added reseller, develops, markets, provides professional services and supports for the MedMaster' - a clinically-focused, multi-disciplinary enterprise solution targeting a variety of large-scale healthcare organizations. These include: Integrated Healthcare Delivery Networks (IHDNs), hospitals, HMOs and large clinics.

MedMaster' products offer a lifetime electronic patient record, clinical data repository and integrated clinical applications spanning the continuum of care. Healthcare providers can access patient information, invoke rules and standards of care, manage cost and care delivery, as well as maintain compliance with regulatory documentation and payment requirements. They have been designed specifically for clinicians and healthcare decision-makers.

By uniquely separating medical knowledge databases (MKB) from applications, applications take on the attributes of the MKB's incorporated into the CDR (Central Data Repository) allowing personalization to individual end-users while preserving a common look and feel across applications. The fifteen (15) years of development that went into MedMaster has resulted in a comprehensive array of functionality that leverages technology, care delivery processes and human interface needs in a manner that personalizes the system according to each individual's expectations and preferences without changing application code.

The strength of MedMaster applications is derived from differentiated core technologies consisting of: a virtual, multi-media, object database (VMDB) that is self-indexing and does not require Data Base Administrators; human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets; and interface capabilities to facilitate peaceful coexistence with other systems and the inclusion of data from these system into the MedMaster CDR for a single point of access to merged information. Over 10 years of research and development have been spent in the development of MedMaster software. InterCare's MedMaster product suite includes:

-     ClinicMaster  -  Outpatient/Ambulatory  Care  Solution
-     WardMaster  -  Inpatient/Acute  Care  Solution
-     CareMaster  -  Interdisciplinary  Pathways,  Care  and  Quality Management
      Solution
-     BaseMaster  -  Medical  Knowledge  Base  Administration
-     ImageMaster  -  Multi-media  Archiving  Solution
-     IntegrationMaster  -  Bi-directional  Interface  Engine
-     DataMiner  -  End-user  Data  Query,  Data  Mining  and Reporting Solution
- VMDB - Client/Server Virtual Multi-object Architecture Data Base Management Solution.

The MedMaster enterprise solution is operational since Q3/1997 and had since been licensed for over 2,000 care providers by prestigious customers such as Tenet Healthcare (USA's second largest hospital management chain) and UHS (large IHDN in New York State). InterCare is in the midst of the process of transitioning its MedMaster to the Internet. Thus, the company is now positioned to become a lead player in providing multi-lingual, Internet/Intranet virtual community solutions, facilitating a new level of participation, contribution and communication between consumers, care providers and payers. InterCare, lead by executives with a proven track record in the healthcare IT industry, currently employs 63 professionals in Israel and the U.S.

In order to comply with HCFA, HIPAA and other tightening Federal and State regulations, a typical mid-sized IHDN / hospital (300 beds) needs to invest a direct capital investment of $4M - $6M in an EMR/CDR solution over a 5 year period. This huge capital investment includes the purchase of hardware and software licenses, professional implementation / process re-engineering services and on-going critical support services, all comprising a turnkey EMR/CDR enterprise solution. The majority of this capital investment occurs during year 1 of the project, while ROI (Return-On-Investment) is expected to be realized only in much later stages. Thus, the scope of both internal and external investment mandated by selecting any specific EMR/CDR solution, exposes decision makers to significant personal risk in case of future failure. This is one of the prime reasons why EMR/CDR solutions' evaluation processes take forever, and frequently end up with no decision purchase at all.

InterCare has now transitioned the MedMaster enterprise solution to the Internet. This transition was augmented by two strategic moves planned by InterCare, expected to improve the company's position and competitive edge in this new market space. The two moves are: (a) extending the current scope of the MedMaster enterprise solution to support a virtual community scope. This includes extensive support within MedMaster to facilitate participation of both consumers and non-affiliated care providers, enabling their full integration into the entire continuum-of-care process, and (b) adopting a leasing-based pricing model, based on a per-user monthly fees structure, which facilitates the parallelism of operational expenditures with expected ROI (Return-On-Investment). Augmented by innovative product re-packaging planned by the company, InterCare expects to soon offer its broader-functionality MedMaster solution at highly competitive, per-user monthly fees.

The U.S. healthcare market is undergoing a transition from fee-for-service to managed care. This transition involves increased exposure to financial risks for healthcare providers, requiring improved control over outcomes and cost generation throughout the entire continuum-of-care. The U.S. Government, through new HCFA and HIPAA regulations accepted since 1996, will tighten its on-going inspection of medical records documentation quality. US physicians who fail to maintain necessary levels of clinical documentation are expected to suffer substantial fines. In a recently held survey, 65% of 1,200 hospital CIOs (Chief Information Officers) interviewed had indicated that clinician oriented Computerized Patient Record (CPR) or Central Data Repository (CDR) solutions are their primary purchase priority (Hewlett Packard at the HIMSS trade show, 1997), averaging $4M-$6M per contract. Consequently, the U.S. market for CPR/CDR products and professionals services is in the process of growing from $150M in 1996 to an estimated $1.8B by the year 2,000 (Robertson Stephens, 1997).

Only a handful of the leading U.S. healthcare legacy systems vendors are in practice coping with the magnitude of the enterprise-wide, distributed CPR/CDR challenge. To date, none of these "conventional" vendors have been proven successful in implementing an enterprise-wide EMR/CDR solution, where a significant number of multi-disciplinary clinicians concurrently use the solution in a real-time fashion at the point-of-care throughout the continuum-of-care. InterCare's technological edge has enabled MedMaster' customers to complete the installation, set-up and system integration effort of MedMaster CDR within 3 months from project kick-off. InterCare is also positioned to leverage on MedMaster's 12-tier patient security paradigm, as soon as the new US Federal regulations (HIPAA) turmoil on patient data security and confidentiality settles down.

The company is currently looking to raise a total of $25M from financial investors through an initial public offering of its common stock. This investment will be primarily used to improve cash flow and launch a strategic marketing and sales plan in the healthcare IT enterprise market, with special focus on small to mid-range IHDNs. InterCare marketing and sales activities during 2000 and 2001 are expected to further position InterCare as a significant player in the Internet-centric, EMR/CDR enterprise solutions market.

                               Vision and Mission

InterCare's vision is to have a significant impact, through innovative information technology and professional services, on all people involved in healthcare delivery. InterCare's mission is to provide significant value to management, clinicians, payers and patients by facilitating continuous improvement in the quality of care, control over operations, reduction of the cost of care and minimization of medico-legal exposures and reimbursement difficulties.

                               Market & IT Trends

Since 1994, the U.S. healthcare market has been undergoing a transition from the fee-for-service era to the managed care era. As a result of escalating competition under managed care, disparate healthcare providers are merging into IHDNs (Integrated Healthcare Delivery Networks). Clinicians are thus increasingly pressurized by IHDNs management to improve outcomes while reducing cost. Clinician oriented CPR/CDR solutions are perceived by IHDNs' decision makers as a major tool in encouraging clinicians to improve outcomes and reduce cost at the point-of-care, where over 80% of the IHDN's variable expenses are generated. These market transitions result in a growing demand for CPR/CDR solutions in the U.S. healthcare IT market.

In 1996, expenditures on CPR/CDR solutions reached $150M, and are expected to grow to $1.8B by the year 2,000 (Robertson Stephens, 1997). With approximately 6,000 commercial hospitals and 500,000 practicing physicians in the U.S., total market potential for CPR/CDR solutions' product licenses alone is estimated at over $100 Billion (in the U.S. only). To date, less than 1% of that market potential for CPR/CDR solutions has been penetrated. In addition, no healthcare IT vendor has yet implemented a fully-integrated, enterprise-wide, distributed CPR/CDR solution, operated by clinicians in an on-line fashion at the point-of-care throughout the continuum-of-care.

The U.S. healthcare IT market was dominated by a handful of legacy solution providers of the old, fee-for-service era. Most legacy IT solutions focus on billing, administration and ancillary operations whilst storing non-structured data in isolated, inaccessible, and (frequently) automatically deleteable data repositories. The most critical problem of these antiquated systems is that they do not provide support for clinicians' data needs and complex workflow at the point-of-care, and indeed do not provide support for the continuum-of-care. It is becoming obvious to all professionals involved in modernizing medical organizations that the legacy IT solutions inherently fail to support the emerging needs of IHDN enterprises operating under managed care.

                The Current Healthcare Information System Market

InterCare.com-dx participates in a large and growing marketplace domestically and internationally. The US healthcare information systems and services market currently represents a $20 billion annual market. Electronic Medical Record
(EMR), CDR and clinical systems, being a part of an emerging arena, are accountable for $2 US Billion of this sum Clinical systems' market volume is expected to accelerate its growth starting Q3/2000, after Y2K effects are over The EMR / CDR market is primarily dominated by large scale players (see table below). These players primarily emerged from a prior dominant position in the administrative, financial and clinical ancillary market segments for enterprise healthcare IT software programs.

In the past few years, resulting from the rapid growth of the Internet, a variety of young companies emerged and quickly became dominant players in the Healthcare IT terrain. Healtheon-WebMD is the most dominant new player in the

e-health's administrative and financial arena. Healtheon-WebMD incorporates a crop of young e-health corporations acquired through M&As. Another important player, MedicaLogic, until 1998 a traditional ambulatory EMR player, made a bold strategic move to the Internet in 1998. MedicaLogic's current strategy is to provide an Internet-based EMR software programs for sole practitioners in the ambulatory setting, primarily due to its inability to support complex EMR/CDR enterprise software programs.

In light of these rapid market transitions, each of the dominant legacy players is executing a different strategy to capture a leadership position in the emerging e-health market. The most pro-active e-health players are Eclypsis, IDX and McKesson-HBOC. Yet, each of these players has thousands of existing customers operationally using its legacy systems. Thus, their e-health transition strategy is slow both technically and business wise. There are no specific figures available for estimating the portion of Internet EMR/CDR sales within the annual $2 US Billion sales of traditional EMR/CDR and clinical systems. Yet, it is prudent to assume that it is still below the 10% mark. Thus, the sales of traditional (legacy) enterprise EMR/CDR software programs still dominate the market and are expected to continue such dominance for quite some time.

Benefits of Medmaster(tm) Products to Healthcare Payors and Providers:

Point of Care Documentation

Applications enabling all care providers (e.g. physicians, nurses, PA's, technologists, therapists, dieticians, etc.) to document objective and subjective patient data at the point-of-care in a manner that enhances compliance, reduces time, enhances communications, controls resource utilization and enhances revenue generation.

Order  entry  and  results  reporting

Simplified multi-disciplinary communication of orders, referrals, consultations, notes and retrieval of results including Laboratory, Radiology, Pharmacy, Respiratory Therapy, Dietary, Physiotherapy, Nursing and the like

Imaging and general archiving

On-line viewing, manipulation and annotation of digital images and documents such as X-rays, CAT Scans, MRIs, Ultrasounds, digitized images, scanned paper documents, etc. This is particularly important in emergency and urgent care settings where speed and provider viewing and interpretation is needed to enhance care delivery. This is the foundation for an integrated healthcare delivery system, using both Local and Wide area networks.

Multi-disciplinary  Clinical  decision  support

Provision of advanced clinical functionality including protocols, pathways, care plans, order sets, alerts, advanced directives, costing, staffing, time standards and templates that facilitate care management, resources control and outcome management.

Clinical  workflow  and  productivity  management

Personal desktop that organizes individual user tasks, simplifies follow up and documentation requirements, improves workflow, facilitates quality assurance and management intervention in order to make better use of time.

Care  provider  communication  management

On-line, simplified message routing and communication that interfaces to e-mail, voice mail and like systems to enhance coordination and follow up among care providers.

Central  Data  Repository

Aggregation  of  all  patient-centric data in the enterprise from all legacy and newer information systems, including Registration, ADT, lab, radiology, pharmacy PACS, departmental systems and MedMaster .

Medical  knowledge  base  /  lexicon

Multiple third-party knowledge bases and lexicons can be readily incorporated into MedMaster including ICD9, CPT4, DSM-4, application objects, lexicon objects, security objects and individual user preferences

Bi-directional  legacy  integration  middleware

Data exchange in real-time between MedMaster and legacy systems to facilitate data merging, data normalization and information consolidation.

Data  discovery,  mining  and  analysis

Suite  of  ad-hoc,  programming  free  tools, enabling novice users experimental
"cruising"  of  all  enterprise  data  in  real-time.

InterCare's MedMaster software operates over a customizable and highly adaptable operating environment. MedMaster is designed to concurrently serve all care providers throughout the continuum-of-care from acute and long-term care to ambulatory and home health care:

- The various medical professions (i.e. physician, nurse, therapists, technologists, dietician, etc.)

- The various medical specialties (i.e. Primary care, OB/Gyn, Pediatrics, Surgery, etc.)

- The various facility types (i.e. acute care, ambulatory care, long term care and home care)

MedMaster can seamlessly integrate with legacy systems (utilizing any off-the-shelf interface engine) through both HL7 and proprietary legacy interfaces. A 12-tier security paradigm offers industry leading confidentiality and control of information. Security "behavior" rules are fully configurable by privileged system administrator(s), without programming, through the underlying knowledge bases. MedMaster's embedded security will be fully HIPAA (Health Insurance Portability and Accountability Act of 1996 ) compliant when the final rulings are released, and supports data compartmentalization down to the level of specific value in any data field.

OUR COMPETITION

<BTB>                        InterCare     McKesson HBOC    SMS     Cerner     IDX      Meditech   Eclypsis
Product Category
EMR-acute care                   +             +             +/-      +            +       +/-          +
EMR-ambulatory care                +             +                      +/-          +/-
Medical specialties support        +             +                      +/-                             +/-
Orders and results                 +             +             +        +            +         +        +
Care standards                     +             +             +/-      +            +         +/-      +
Clinical workflow/desktop          +             +                      +/-          +/-                +/-
Clinicians communication/messaging +
Clinical data repository           +             +/-           +/-      +            +/-       +/-      +
Administrative data repository     +/-           +             +        +            +         +        +
CDR data mining/reporting          +             +/-           +/-      +            +                  +
System integration engine          +             +             +        +                               +
Medical Knowledge Base             +                                                                    +
Internet Support                   +/-           +                      +/-          +/-                +/-
Order entry                        +             +             +        +            +         +        +
Result reporting                   +                           +                     +
Pathways & care plans              +                                    +                      +        +
Protocols                          +             +             +        +            +
Staffing                                         +
Quality management                 +             +             +                                        +
Outcomes management                +             +                                                      +
Clinical documentation             +             +             +        +            +         +        +
Nursing                            +                           +
Ambulatory care workstation        +             +             +        +            +                  +
Physician desktop                  +
Nurse desktop                      +
Ancillary                                                                            +
Transcription
Home care                          +/-           +             +                             +
Long term care                     +/-           +             +
Master enterprise patient index    +/-           +             +                             +

+/-= Partial Support

Mergers or consolidations among our competitors, or acquisitions of small competitors by larger companies, would make such combined entities more formidable competitors to us. Large companies may have advantages over us because of their longer operating histories, greater name recognition, or greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They can also devote greater resources to the promotion and sale of their products or services than we can.

For the above reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in reduced gross margins and loss of market share.

OUR COMPETITIVE ADVANTAGE

    -  OUR  KNOWLEDGEABLE  AND  GROWING  SALES  FORCE  AND  TECHNICAL  STAFF.
      We  will  be  making  sure  that  the   sales  force  is  trained  on  the
      "high-end" networking elements in which we deal so they will be able to service the needs of their customers.

    -  OUR  BUSINESS  MODEL  COST,  EFFICIENCY  AND  FLEXIBILITY.
      We have addressed the largest cost factor in the methodology for deploying our services through an outsourcing strategy rather than a building the human resources from the scratch strategy. This keeps start-up costs as low as possible.

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Netsales, Inc., Ingram-Micro Inc., DigitalRiver Corporation, Microsoft Corporation, HealthCPR Technologies, Inc.,

      Healthcare.com, Inc., and United Information Systems, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

    -  AUTOMATION  AND  ADVANCED  TELECOMMUNICATIONS  TECHNOLOGY.
      Our Network Management tools are automated which leads to less downtime, and lower labor costs. We use the latest equipment, work closely with strategic partners that are forerunners in their fields, and are not hampered by existing legacy infrastructures.

    -  OUR  CUSTOMIZED  CUSTOMER  APPROACH.
      We emphasize direct relationships with our customers. These relationships enable us to learn information from our customers about their needs and preferences and help us expand our service offerings to include additional value-added services based on customer demand. We believe that these customer relationships increase customer loyalty and reduce turnover.

      In addition, our existing customers have provided customer referrals and we believe strong relationships will result in customer referrals in the future.

Our success depends upon careful planning and the selection of partners. We can meet the customer's needs more efficiently with entrenched procedures. This enables us to excel at customer service.

Our  Product  Features  and  Benefits

MedMaster(tm) incorporates a wide variety of capabilities and functionality, which differentiate it from other generally available Electronic Medical Record/Central Database Repository (EMR/CDR) software programs in the global Healthcare Information Technology (IT) market.

The  most  significant  differentiators  are:

Fully  integrated  Software  Program

MedMaster is not an aggregation of unrelated and disintegrated legacy products acquired through M&As. MedMaster is designed and developed as a fully integrated suite of products, which utilize an identical graphic user interface on top of a scaleable and highly adaptable component architecture. Thus, each of the variety of MedMaster products is inherently integrated (data model and business rules alike) with the other products, and the underlying CDR/MKB.

Human  anatomy,  point-and-click  data  entry

Three-dimensional (3D) MKB (Medical Knowledge Base) navigation utilizing gender-sensitive, human anatomy drawings. Keyboardless medical documentation through drag-and-drop of findings on top of human anatomy . Presentation of lifetime medical history data over a single full-body drawing. Automatic generation of all progress notes and forms from the graphical queues entered by the end user on top of human anatomy drawings

Multi-level,  programming-free  customization

Support of six customization (sub-classing) levels: Default (starter MKB), Enterprise, Site, Unit, Sub-unit and Individual user. Automatic upward object Search if a lower level application object is not found. Over 100,000 application and MKB objects in the object database are customizable without programming during application runtime.

Customizable,  component-based  architecture

Multi-tier,  common   enterprise   architecture  for  all  MedMaster  products.
Multi-threaded engines & components. Automatic and manual load balancing & distribution through multiple engines utilizing entry level PC hardware.

Knowledge  driven  applications

Knowledge   base  driven   clinical   workstation  applications.  Most  of  the
Applications' "behavior" (e.g. business rules) is derived from the underlying database(s), which is fully customizable without the need for programming by the novice end user. This also includes extended support for visually "painting" (e.g. designing) additional input & output screens, inclusive of its business rules.

Repository,  data  warehouse  and  datamart  unification

While MedMaster's master central data repository engine(s) serve the multitude of concurrent enterprise users, its live backup(s) simultaneously serve as data warehouse and datamart for ad-hoc data discovery, mining and analysis in real-time.

Third-party  legacy  integration

Seamless  bi-directional  integration   with   ancillary,   administrative  and
financial  legacy  systems.  Concurrent  support  for  both  HL7 and proprietary
legacy    messaging.  Plug-and-play  legacy   interface(s)   addition    and/or
modification. Immediate value and ROI to the enterprise by integration of legacy systems only into the MedMaster CDR prior to any MedMaster application implementation.

Market  Presence

To date, the MedMaster(tm) software program is in different implementation phases in 5 accounts:

Tenet  Healthcare
-----------------

Tenet healthcare licensed the inpatient nursing modules of MedMaster(tm) for five of its hospitals. The first hospital-Los-Angeles based USC (University of Southern California) which went live on December 8, 2000.

United  Health  Services
------------------------

An integrated healthcare delivery system located in Binghamton, New York, representing 4 hospitals and 50 clinics, have unlimited enterprise license.

The  Waterbury  Hospital
------------------------

An integrated delivery system from Waterbury, Connecticut, have unlimited Enterprise license for MedMaster(tm) CDR which has been fully operational since Q3/1997.

Armstrong  County  Memorial  Hospital
-------------------------------------

A hospital located in Kittaning, Pennysylvania, have 60 MedMaster(tm) ambulatory Licenses, which has been operational since Q3/1999.

Meuhedet
--------

An HMO located in Tel Aviv, Israel, has unlimited MedMaster(tm) ambulatory Licenses for 100 HMO-owned clinics. Over 20 physicians in 4 sites work on-line

(paperless)  with  the  system  since  Q1/1999.

MedMaster  products  list-price  for  the  U.S.A  and  Puerto  Rico

The MedMaster products list-price will be in effect until June 30th , 2000 or until Meridian Holdings, Inc., publishes a new generally available list-price for North America.
The list-price provides the means to determine MedMaster products licenses for the following:

1.     MedMaster  Central  Data  Repository                    Hospital
2.     MedMaster  acute  care  /  sub  acute  /  inpatient          Hospital
3.     MedMaster  ambulatory  care  / outpatient                Hospital/clinics
4.     MedMaster  nursing                                      Hospital/clinics
5.     MedMaster  imaging  archiving                           Hospital/clinics

1.     MedMaster  Central  Data  Repository

     This section relates to the licensing of the software components comprising the MedMaster Central Data Repository software program in a single hospital setting or multi-hospital IHDN (Integrated Healthcare Delivery Network) setting. The price of the MedMaster CDR licenses is dependent upon the aggregate number of acute /sub-acute care / long term care beds of the purchasing customer + the number of users in outpatient / ambulatory care / home care connected to the MedMaster CDR. For calculation purposes, every 5 users in the outpatient / ambulatory care / home care settings privileged to access the MedMaster CDR shall be considered a single bed.
     The basic MedMaster Central Data Repository licenses granted, will include the following products and associated quantities:

     -  1  IntegrationMaster  Master  Engine  (Inbound Engine & Outbound Engine)
           "Shell"     product  license
     - 1 IntegrationMaster Master Engine configuration application product license
     - 1 IntegrationMaster Master Engine remote-control application product license
     - 1 license of initial MedMaster Medical Knowledge Base /Lexicon (without formulary)
     -  1  license  of  initial  MedMaster  CDR databases (excluding Multimedia)
     -  1  license  of  VMDB  Engine  (Registry  database)
     -  1  license  of  VMDB  Engine  (Master  CDR  Server)
     -  1  license  of  VMDB  Engine  (Master  MKB  Server)
     -  1  license  of  VMDB  Engine (IntegrationMaster Control Database Server)
     -  3  VMDB  Registry  application  product  licenses
     -  3  VMDB  Data  Dictionary  application  product  licenses
     -  3  VMDB  Administrator  application  product  licenses
     -  3  BaseMaster  product  licenses
     -  3  DataMiner  product  licenses

Hospital / IHDN Aggregate Bed Size       Price per Bed
      1 - 100 beds                           $2,995
      101 - 200 beds                         $2,895
      201 - 300 beds                         $2,795
      301 - 400 beds                         $2,695
      401 - 500 beds                         $2,595
      501 - 600 beds                         $2,495
      601 - 700 beds                         $2,395
      701 - 800 beds                         $2,295
      801 - 900 beds                         $2,195
      901 - 1,000 beds                       $2,095
    1,001 - 1,250 beds                       $2,045
    1,251 - 1,500 beds                       $1,995
    1,501 - 1,750 beds                       $1,945
    1,751 - 2,000 beds                       $1,895
    2,001 - 2,500 beds                       $1,845
    2,501+ beds                              $1,795

       Add-ons MedMaster(TM) Central Data Repository Product Licenses List-price
       -------------------------------------------------------------------------

Add-on / Additional Product Options                          Price
                Live, loosely-coupled MedMaser(TM) MKB/CDR
                Backup Server products, including: (a) VMDB(TM)
                Journal Server (b) MedMaster(TM) MKB VMDB(TM)
                Backup Engine, and (c) MedMaster(TM) CDR Backup Engine     15% from base MedMaster(TM) CDR
                                                                        licenses cost

               IntegrationMaster(TM) Backup Engine + Configuration
               application + Remote control application                 5% from base MedMaster(TM) CDR
                                                                        licenses cost
       Additional BaseMaster(TM) product license                  $4,995 per seat
       Additional DataMiner product license                       $4,995 per seat
       Additional VMDB(TM) Registry product license               $1,995 per seat
       Additional VMDB(TM) Data Dictionary product license        $1,995 per seat
       Additional VMDB(TM) Administrator product license          $1,995 per seat

2.     Acute care / sub acute care / inpatient workstation licenses (WardMaster)

     This section relates to MedMaster clinical workstation products licenses sale for acute care / sub-acute care / inpatient / long term care to a single hospital / multi-hospitals operating under an IHDN (Integrated Healthcare
Delivery Network) setting. This section provides for WardMaster licenses, excluding CareMaster (Pathways, Care plans, Cost, Staffing and Quality control functionality). Cost of licenses shall be calculated per the aggregate number of acute care / sub acute care / inpatient / long term care beds in the hospitals purchasing the licenses under a single purchase contract. WardMaster licenses purchase require at the minimum the purchase of at least base MedMaster CDR licenses:

Hospital / IHDN Aggregate Bed Size     WardMaster(TM) Price per Bed
              1 - 100 beds                          $5,995
            101 - 200 beds                          $5,845
            201 - 300 beds                          $5,695
            301 - 400 beds                          $5,545
            401 - 500 beds                          $5,395
            501 - 600 beds                          $5,195
            601 - 700 beds                          $5,045
            701 - 800 beds                          $4,895
            801 - 900 beds                          $4,745
            901 - 1,000 beds                        $4,595
          1,001 - 1,250 beds                        $4,495
          1,251 - 1,500 beds                        $4,395
          1,501 - 1,750 beds                        $4,295
          1,751 - 2,000 beds                        $4,195
          2,001 - 2,500 beds                        $4,095
          2,501+ beds                               $3,995

3.     Ambulatory  care  /  outpatient  workstation  licenses  (ClinicMaster)

       This section relates to a MedMaster clinical workstation products licenses sale for outpatient / ambulatory care / home care units and/or practices to a single hospital / multi-hospitals operating under an IHDN (Integrated Healthcare Delivery Network) setting. This section provides for ClinicMaster licenses, excluding CareMaster (Pathways, Care plans, Cost,

Staffing and Quality control functionality). Cost of licenses shall be calculated per the number of aggregate users in the outpatient clinics and affiliated practices in the hospitals purchasing the licenses under a single purchase contract. ClinicMaster licenses purchase require at the minimum the purchase of at least base MedMaster CDR licenses:

Number of Aggregate Users                Price per registered user
  1 -  50 users                                $2,995
 51 - 100 users                                $2,895
101 - 150 users                                $2,795
151 - 200 users                                $2,695
201 - 250 users                                $2,595
251 - 300 users                                $2,495
301 - 350 users                                $2,395
351 - 400 users                                $2,345
401 - 450 users                                $2,295
451 - 500 users                                $2,245
501 - 600 users                                $2,145
601 - 700 users                                $2,045
701 - 800 users                                $2,195
801 - 900 users                                $2,095
901 - 1,000 users                              $2,045
1,001+ users                                   $1,995

4.     MedMaster  Nursing  workstation  licenses  (CareMaster  functionality)

     This section relates to a MedMaster add-on nursing module licenses as incorporated and fully integrated in either ClinicMaster and/or WardMaster. This add-on module, incorporates a large variety of functionality tightly integrated and inter-operated with ClinicMaster / WardMaster, amongst it nursing orders, results, nursing unit floor activity support, pathways, care plans, pathways-to-care plans automatic conversion, care plans-to-pathways automatic conversion, enterprise-wide multi-level and multi-disciplinary cost calculation, qualify control, quality assurance, etc. This add-on module was designed and developed for hospitals and integrated healthcare delivery networks, implementing a lifetime patient record throughout the entire continuum-of-care.

     When incorporated in WardMaster, the cost of this add-on module shall be calculated per the number of inpatient / acute care / long-term care beds under a single licenses purchase contract. If this module is incorporated in

ClinicMaster for usage in outpatient / ambulatory care / home care settings, then each 3 users of this add-on module shall be considered a single bed for calculating the licenses cost.

     The cost of licenses provided in this section does not include any knowledge base licenses or services, which shall be (if requested by the customer) become a part of the implementation services of the final contract with the customer. It is made clear, that this add-on module cannot be licensed by the customer without first licensing the MedMaster CDR, WardMaster and/or ClinicMaster.

Hospital / IHDN Aggregate Bed Size        CareMaster(TM) Price per Bed
  1 - 100 beds                              $2,495
101 - 200 beds                              $2,445
201 - 300 beds                              $2,395
301 - 400 beds                              $2,345
401 - 500 beds                              $2,295
501 - 600 beds                              $2,245
601 - 700 beds                              $2,195
701 - 800 beds                              $2,145
801 - 900 beds                              $2,095
901 - 1,000 beds                            $2,045


1,001 - 1,250 beds                          $1,995
1,251 - 1,500 beds                          $1,945
1,501 - 1,750 beds                          $1,895
1,751 - 2,000 beds                          $1,845
2,001 - 2,500 beds                          $1,795
2,501+ beds                                 $1,745

5.     MedMaster  Imaging  Archiving  licenses  (ImageMaster)

      This  section  relates  to  a  MedMaster  functionality  in  providing:
-     Storage  of  images  in  the  MedMaster  CDR
-     Retrieval  of  images  from  the  MedMaster  CDR
-     Imaging  archiving  storage  functionality  into  the  MedMaster  using
      ImageMaster
- Imaging archiving retrieval functionality from MedMaster CDR, using ImageMaster and the licensed WardMaster / ClinicMaster
- Linking images to patients' open orders and results in the MedMaster CDR, using ImageMaster and the licensed WardMaster / ClinicMaster

     This section relates to the sale for imaging storage and retrieval functionality to a single hospital / multi-hospitals operating under an IHDN (Integrated Healthcare Delivery Network) setting. This section provides for ImageMaster licenses. Cost of licenses shall be calculated per the aggregate number of beds in the hospitals purchasing the licenses under a single purchase contract. If usage of ImageMaster is required in the ambulatory care / outpatient settings in addition to its use in the acute care / sub acute care / inpatient settings, then every 3 ImageMaster users shall be considered a single bed. ImageMaster licenses purchase require at the minimum the purchase of at least base MedMaster CDR licenses:

Hospital / IHDN Aggregate Bed Size      ImageMaster(TM) Price per Bed
  1 - 100 beds                          $1,195
101 - 200 beds                          $1,165
201 - 300 beds                          $1,135
301 - 400 beds                          $1,105
401 - 500 beds                          $1,075
501 - 600 beds                          $1,045
601 - 700 beds                          $1,015
701 - 800 beds                          $975
801 - 900 beds                          $945
901 - 1,000 beds                        $915
1,001 - 1,250 beds                      $885
1,251 - 1,500 beds                      $855
1,501 - 1,750 beds                      $825
1,751 - 2,000 beds                      $785
2,001 - 2,500 beds                      $755
2,501+ beds                             $725

The  key  elements  of  our  business  strategy  include  the  following:

      - Fully exploit the expanding Integrated Healthcare delivery system Information Technology and Internet market

      - Expand into related healthcare consumer market with our relaxation training and stress management software program.

      - Convert all our existing software programs to an Internet based applications, in order to attract a larger user and install base.

      - Penetrate the National and International markets for large customers such as corporations, correctional facilities, military, hospitals, universities and government with our Internet based applications and healthcare information technologies.

FUTURE  GROWTH  OF  OUR  BUSINESS  MODEL

The Internet has created new and evolving ways for conducting commerce. According to Forrester Research, business-to-business electronic commerce is expected to grow to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. The market for applications that enable business-to-business electronic commerce is expected to reach $1.5 billion by 2002, according to Dataquest. Enterprises that have successfully implemented web-enabled customer interfaces now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. In the changing world of healthcare, one trend serves the common interests of doctors, patients, and medical administrators: to maintain and increase the quality of care through new and more cost-effective technologies, hence the Company's interest in the emerging healthcare transactions and tele-medicine services and software applications development.

There are several different reports and articles discussing the tele-medicine market. Each of them looks at tele-medicine in a slightly different way and provides different estimates, as follows:

- Business Communications Company (BCC): A large consulting firm that produces industry reports on many industry sectors. In February 1998 the firm produced a report titled: Tele-medicine Opportunities for Medical and Electronic Providers (240 pages, cost: $1,350). Ben Grimley, an industry analyst who specializes in health and information technology issues, prepared the report.BCC estimates that the current U.S. market for tele-medicine is $65 million and will reach $3 billion by the year 2002 based on the high growth rates of leading market segments and an assumption that full reimbursement for tele-medicine services will continue to become more common. They predict the overall growth rate for tele-medicine to be 35 percent per year over the next five years with a 42 percent increase in public sector investments and an 89 percent growth in sites over the same period. The report cites provider plans for predicting a 280 percent growth in prison tele-medicine sites over five years and a doubling of military investment over seven years. The predicted rates of growth for tele-medicine is particularly important given the firm's prediction that the market for overall health-care related information is expected to grow only three percent per year.

- Feedback Research Services (FRS): A market research firm that specializes in high-tech health care delivery systems. Overall, FRS states that the current annual U.S. market for telepathology, teleradiology, and videoconferencing tele-medicine systems is under $100 million. According to FRS, tele-medicine-related videoconferencing equipment sales in Europe, North America, and the Pacific Rim accounted for $250 million in revenues in 1996. They estimate that worldwide sales of products and services during the 1990s reached an estimated $520 million, cumulative, through the year-end of 1996. They project the annual worldwide growth rate to be 15 percent. They project that Europe and the Pacific Rim combined may represent cumulative tele-medicine expenditures of $1.4 billion by 2001.

- Frost and Sullivan (F&S): An international marketing, consulting and training firm covering many different markets. A representative from F&S wrote an article in the April 1998 issue of ADVANCE for Administrators in Radiology & Radiation Oncology that provided market forecasts for PACS and Teleradiology. According to the article, the current total PACS and teleradiology systems market revenue for the U.S. and Europe is estimated for 1998 at $368.8 million with the United States generating 81 percent of this market. They project a growth rate of about 28 percent over the next six years yielding a total annual market of $1.6 billion by 2004. In a separate report on U.S. hospital communications equipment markets, including tele-medicine videoconferencing as well as other segments, F&S forecasts a 30 percent growth in this market.

- Waterford Advisors: An investment firm specializing in healthcare and information systems. The firm has developed the Waterford Tele-medicine Index (WTI), an index of stock prices from various tele-medicine-related companies. WTI was debuted in the April 1998 issue of Tele-medicine and Telehealth Networks and will be a regular feature of the magazine. The index does not attempt to predict market size. Rather, the index is designed to be a monitor of the overall performance of the industry and a way to estimate the economic value of tele-medicine companies. Since the index is new, there is little information about the recent performance of tele-medicine companies in the market. The index currently includes 38 companies.

- The Healthcare Information and Systems Society (HIMSS) recently conducted their ninth annual survey of senior healthcare executives.
Of the 1,754 respondents, 34 percent reported that their organizations currently use tele-medicine, ten-percent plan on using tele-medicine within the next 21 months and 28 percent are investigating its use in the future.

- Tele-medicine and Telehealth Networks Magazine: This magazine recently completed a survey of selected tele-medicine program managers. Ninety-three percent reported that they expect to expand their operations in the next five years.

OUR  OTHER  PRODUCTS  AND  SERVICES

InterCare.com-dx,Inc., also offers the full Mirage Systems Interactive Multimedia Biofeedback Interface, the Stress Profiling and the Trigger Points programs, originally developed in 1993. The Trigger point program is currently sold as a downloadable product over the Internet, via the Digital River and Netsales Inc. Internet website. A hard-copy version of the program is also available for purchase via the Company's website. Given the rapid rate of change in both hardware and software technology, these programs are at the outskirts of their useful shelf lives. Our current efforts are targeted on taking advantage of our strengths in the application of high technology in the following areas:

       - The development and/or acquisition, through licensure or purchase, of a low-cost physiological monitoring device as the hardware component for a PC-based, executive and consumer-level biofeedback device.

       - The development of cutting edge, modular software to interactively display a wide variety of multimedia feedback from the hardware device described above. The software would be highly extensible and would optionally facilitate an Internet connection to InterCare.com-dx and the uploading of generated physiological data for analysis and return to the user via email or web page.

       -  The  development,  through  licensing and/or acquisition, of streaming video technology to facilitate the delivery of high-resolution video-based tele-medicine and other content over the Internet. The server-side software would be marketed to Internet and intranet providers. A basic client-side browser plug-in would be offered as a free download from InterCare.com-dx, while a more robust stand alone player would be offered for sale as an upgrade.

       - The development of direct reseller relationships with manufacturers of tele-medicine hardware and software (e.g. Sony). In addition to reselling tele-medicine equipment and software, InterCare.com-dx will provide tele-medicine systems design and integration, installation and support services, with the latter entailing both face-to-face client contact and a unique interactive multimedia Internet site devoted to answering most questions about tele-medicine, including tutorials, chat and forum capabilities.

       - The provision of web-site design & development services, including the production and/or acquisition and conversion of interactive multimedia content, for all of the above areas and for the other subsidiaries of Meridian Holdings, Inc., our parent company.

OUR  INTERNET  BUSINESS  STRATEGY

The  Vision

General

Providing a virtual community software program, based on Internet technologies And infrastructure, which enables the variety of participants in healthcare delivery: consumers/patients, care providers, healthcare enterprise management, healthcare IT professionals and payers, to improve the quality of care and reduce the cost of care delivery through effective care data standardization, management, sharing and communication.

For  care  providers

Facilitate anytime & anywhere secure access, through portable and Internet technologies, to a variety of patient information and personal productivity services. These should continuously encourage improved reimbursement, reduced administrative overhead, reduced medico-legal liability exposure and improved patient care.

For  consumers  /  patients

Facilitate and encourage consumer/patient participation in the care delivery process through Internet technologies. Facilitate anytime & anywhere secure access to the patient's lifetime medical record as maintained by the healthcare enterprise. Enable the consumer/patient to obtain a variety of services from his care providers and from the healthcare enterprise. Facilitate consumer/patien access to quality healthcare content, encouraging self-treatment of minor healthcare problems outside the care system.

For  healthcare  enterprise  management

Facilitate  optimization  of  care  cost/outcomes standardization throughout the healthcare enterprise. Facilitate improved collaboration and sharing of patient-centric information between care providers and patients. Facilitate increased revenue generation through improvements in reimbursement and reduction in claims rejection. Facilitate reduction of care delivery cost through minimization of redundant/unnecessary procedures. Facilitate improved control over the enterprise's operations through real-time enterprise data mining and analysis.

For  healthcare  IT  professionals

Facilitate continuous improvements in the central control, management, administration and maintenance of MedMaster as a centerpiece component of the healthcare enterprise integrated IT software program. Enable flexible distribution of system management and administration responsibilities between care providers, IT professionals and outsourced / ASP services.

For  payers

Facilitate  improvement  of  care  quality  while  reducing  the  cost  of care.
Enabling improved analysis and control over fraud and abuse. Facilitate improvements in automated approval/rejection of care procedures before its execution. Facilitate real-time comparative analysis of performance vs. cost of care providers.

Market  Positioning

Current  Market  Space  Spot
The MedMaster EMR/CDR software program is currently positioned and competing in the conventional healthcare IT enterprise space. This space is primarily occupied by large strong competitors, each leveraging a large customer base, significant recurring revenue (from maintenance services), and a broad product offering. This market space has been undergoing significant consolidations during last couple of years, and are expected to continue well into this century. A typical healthcare IT sales contract in this market space requires significant capital investments by the customer, and places the entire risk on the customer. (Meta Group estimates that 5-year healthcare IT costs are ~$100M per a typical Hospital in the US, with 70% of the software programs purchased failing expectations and replaced within 2-3 years. The
MedMaster software program offers significant advantages over the competition in a variety of technical and functional aspects required from an enterprise EMR/CDR software program. Yet, the market's immaturity and the extent of risk involved with significant up-front capital investments, makes it a greater challenge for Intercare.com-dx to successfully play in this market space.

New  Market  Space  Spot
With the transition of its enterprise software program to the Internet, and the expansion of its solutions' scope to incorporate support for both consumers and payers, InterCare is now re-positioning its offering into a new market space: eHealth Virtual Community Solution. Unlike the conventional healthcare IT enterprise market, this market space is currently less populated (although all large players are expected to vigorously play in this market space sooner or later). This re-positioning also incorporates a fundamental change in the company's business and revenue models. It involves transitioning from the traditional up-front capital investment sales model into a service-based (per-user, per month fees) turn-key software program sales model, with or without support of a pure ASP model. This transition is focusing on better leveraging the strengths of the InterCare MedMaster software program, while trying to minimize the effects of current weaknesses of the company over customers, strategic partners and investors.

Strengths  and  weaknesses

Weaknesses

Intercare  most  apparent  weaknesses  when  operating  in  the  US  market are:
-       Very  small  customer  base  in  the  USA
- Partial proof/testimony of live enterprise sites using MedMaster in the USA
-       Insufficient  customer  services  and  support infrastructure in the USA
- Perception of a small ("thin") company in comparison with well established (and public) US healthcare IT companies
-       Limited  number  of  strategic partners in complementary expertise areas
- Limited capability of InterCare (at current size and structure) to effectively operate and contract directly with enterprise customers in the USA

Strengths

InterCare  strengths  when  operating  in  the  US  market  are:
- Mature enterprise software application, incorporating: Point-Of-Care EMR management, care standards, workflow management, personal productivity management, common enterprise knowledge base, enterprise data warehouse, legacy integration middleware and data mining, which are generally available (MedMaster V4.4.2)

- MedMaster architecture initially designed to support Internet (n-tier) implementations

-       MedMaster  architecture  supportive  of  concurrent  multi-lingual users

- MedMaster architecture supportive of remote administration and maintenance

- InterCare control over competitive product packaging and pricing strategies

- InterCare proven quick turn-around compliance to market trends and demands (6-9 months between major versions)

-       InterCare  competitive  lower  cost  of  enterprise  product development

- Extensive, multi-level customization of MedMaster software programs' components, requiring no source code intervention

- Compliance with HIPAA through customer controlled security business rules
        Consistent,  anatomy-based  user  interface,  endorsed by care providers

- InterCare expects its transition to the eHealth market space, coupled with its revised service-based sales model, to make these strengths a significant competitive advantage over its competition.

Competition  in  the  new  market  space
The current and potential competition in the eHealth Virtual Community Solutions market is coming from the following categories:
-    Pure  Internet  players
-    Legacy  +  Internet  players
-    EMR/Clinical  players
-    Legacy  players
(see  attached comparison analysis tables of current and potential competitors).

Important recent transactions/events in the healthcare IT market space, which are significant to mention in the context of current and potential competition to InterCare:
Healtheon  acquisition  of  WebMD  and  MedE
Eclipsys  acquisition  of  Transition  Systems  /  Healthvision
McKessonHBOC  acquisition  of  Abaton.com

Market  segment  focus

Short  Term
InterCare intends to primarily focus on the low-to-mid market of Integrated Healthcare Delivery Networks & hospitals in the USA, typically ranging from 150 beds to 350 beds. Within this market segment, InterCare intends to place specific focus on MeditechMAGIC and SMS Allegra/Allegra 2000 customers. The reason: weakness of these vendors in the Internet and EMR space, difficulties of these customers to finance up-front capital investments in healthcare IT and difficulty by such customers to recruit and hold to skilled healthcare IT professionals.

Mid-to-Long  Term
InterCare intends to expand its target market to include: (a) Large Integrated Healthcare Delivery Networks & hospital, typically with 500+ beds (b) Managed care organizations. This market focus expansion requires further functional product support of loosely-coupled healthcare enterprises.

Prospective  Customer  Access  /  Sales  Process  Leadership

Short-term
InterCare  intends  to  establish  a  strong sales & sales support organization,

which will enable the company to pro-actively push sales closure and market penetration. Initially, on a case-by-case basis, the company will take the decision whether to position InterCare as the prime contractor, or one of InterCare's strategic system integration partners as prime contractor (InterCare initially expects to become prime contractor to customers with up to 200 beds).

Mid-to-Long  Term
InterCare expects to "divide" the market between itself and its strategic partners. InterCare will exclusively focus on the low-to-mid market, and its strategic partners, as VARs, will focus on the mid-to-high market. InterCare strategic partners will also exclusively approach national networks (such as Colombia/HCA, Tenet, etc.). InterCare sales and sales support organization will provide extensive support to the strategic partners in its efforts to acquire additional customers.

Contract  Model  Principles

Short-term
InterCare initially intends to offer its prospective customers a fixed-fee, service-based software application, which defines deliverables (rather than time and materials), and distributes the cost of the entire turn-key software application to 60 monthly payments, starting 6-9 months after contract signing. This type of contract involves some level of risk taking with the customer, but not in a level which can endanger the profitability of each contract. (see definition of such contract principles in an attached document)

Mid-to-Long  Term
InterCare intends to offer its prospective customers, after better studying the risk exposure involved, a risk-sharing contract which incorporates a lower level of monthly fees, yet participates in the financial improvements/upsides as reflected in the "bottom line" of such customers after system implementation. InterCare intends to work with a variety of healthcare market experts in order to formulate and verify its commitments, upsides and exposure levels in pilot contract(s) prior to making such contract model generally available.

Product  Packaging  &  Pricing

Short  Term
In order to enable quick transition to the new service-based sales model, InterCare does not intend to modify the current (and simple) packaging of its MedMaster software application . This includes 4 "rentable" software components:
(a)  Acute  care  workstation

(b)  Ambulatory  care  workstation,
(c)  Care  standards  workstation,  and
(d)  Imaging  archiving  workstation.
Each of these software components is priced between $49 - $79 per-user per-month for unlimited use (depending on the aggregate number of users), where the customer defines how many users license each of these components. With an expected average of 500 licensed users per a typical healthcare enterprise and $99 average per user per month fees, this should translate into ~$50,000 per month on behalf of software usage.

Mid-to-Long  Term
InterCare  intends  to  "comply"  with  the  developing  market  conventions  in clinical Internet product packaging (i.e. separate packaging and licensing for Lab, Radiology, Prescription, EMR, Reports, etc.). InterCare, however, intends to evaluate another dimension in product packaging. This includes the establishment of Standard, Professional and Enterprise editions per product/component, further enabling the company to exercise effective "foot-in-the-door" customer acquisition strategies. As the number of
"products"   grow   (comparing   to  the  current  4  products  packaging),  the
monthly fees per "product", per user, per month are expected to be lower than the competition.

The  ASP  model

Short-term
The ASP (Application Service Provider) model is gaining momentum in the IT market, although the healthcare market is slower in adopting it. InterCare expects different variations of the ASP model to be requested by a limited portion of its customers, ranging from remotely operating the system located in the customer's facilities, all the way through full outsourcing using the ASP servers farm model. In order to being able to offer prospective customers a pure ASP model, InterCare needs to establish a relationship with at least one ASP (which yet needs to be established). Any variation of ASP software application model does not mitigate the need to integrate the MedMaster software application with the existing legacy systems operational at the customer's enterprise.

Mid-To-Long  Term
InterCare expects a meaningful portion of its customers to contract for the ASP model. By this time, InterCare and its strategic partners are expected to have established relationships with leading healthcare IT ASP providers. InterCare further expects some of the potential system integration partners to expand their offering and start serving as ASPs. This is expected to ease the product support requirements from InterCare, as the same partner will aggregate the expertise necessary for both one time and on-going support services.

MedMaster  Virtual  Community  Solution  Vision  &  Scope

General  Overview

The  MedMaster  enterprise  software application   in  its  generally  available
Version 4.4.2 provides a wide range of capabilities / functionality in the following areas:

Lifetime  Electronic  Medical  Record  Management
-   Acute  care
-   Ambulatory  care
-   Long  term  care
-   Home  care

Multi-disciplinary  care  standards
-   Protocols
-   Pathways
-   Care  plans

Quality  &  cost  management
-   Staffing
-   Cost
-   Case  management

Order  entry  &  Result  reporting
-   Lab
-   Radiology
-   Pharmacy
-   Nursing
-   Diet
-   Consultation
-   Transcription
-   Other

Personal  productivity
-   Personal  desktop
-   Cover  sheet
-   Automatic  document  /  form  generation
-   Automatic  encounter  codification

Groupware  productivity

-   Unit  charting
-   Communication  &  messaging

Security  (HIPAA  compliant)
-   Security
-   Confidentiality
-   Compartmentalization

Enterprise  Knowledge  base  (multi-lingual)
-   Enterprise  lexicon
-   Containers
-   Legacy  normalization

Enterprise  data  warehouse
-   Demography  /  Administrative
-   ADT
-   Clinical

-   Orders  &  Results
-   Multimedia  Legacy  system  integration
-   Mini  MPI  (Master  Patient  Index)
-   Bi-directional  legacy  data  normalization

Although InterCare intends to continue adding capabilities to its core Enterprise platform, the prime effort in the near term will be directed toward completing its transition to support the Internet application server paradigm. In addition, InterCare intends to put both focus and efforts on developing the complementary "pieces" of the MedMaster Virtual Community Solution, namely the provider and consumer components utilizing thin client technology.

The  Enterprise  Software  application
InterCare is in advanced stages of transitioning its MedMaster enterprise Software program from its Client-Server architecture into an Internet-centric application/web server architecture. Since InterCare originally used Sybase Powerbuilder as its RAD tool, it was just natural to select additional Sybase Internet tools which are fully integrated with Powerbuilder. Thus, InterCare is now utilizing Sybase PowerDynamo (web server) & Sybase Jaguar (application server) as the Technology infrastructure for MedMaster's Internet architecture. As 3 out of the 4 original MedMaster architecture tiers are now utilized on the server side, InterCare intends to utilize the GUI tier in a variety of options:
- Automatic loadeable Powerbuilder GUI components (for the enterprise's Intranet implementation)
- HTML (for the browser-based accidental access by care providers and consumers)

InterCare is also evaluating in parallel 3 additional options for implementing the GUI tier:
- ActiveX/JavaScript GUI components (for the enterprise's Intranet implementation);
-   Citrix  architecture;
-   JAVA  based  GUI.

Beyond the Internet transition and the "natural" expansion of clinically-focused functionality, InterCare intends to place significant focus on the integration of financial / administrative topics into the existing MedMaster software application . These include:
- Verification of patient eligibility & health plan authorization of procedures being ordered at the point-of-care;
-   Improved  point-of-care  alerts  (through  rules-based  mechanism);

- Automatic optimization of encounter reimbursement codification (ambulatory care & acute care);

- Financial performance of a variety of aspects of the healthcare enterprise's operations.

These and additional capabilities are based on off-the-shelf technologies/services commercially available from third-party vendors, and InterCare intends to partner with a variety of such vendors and integrate their products into MedMaster.

Anytime  &  Anywhere  Secure  Access  by  Authorized  Enterprise  Users

Browser-based, thin client software application , enabling care providers with privileges within the healthcare enterprise to access the enterprise CDR with a sub-set of the functions provided by the MedMaster enterprise software application . These include:
-   Retrieving  and  reviewing  lifetime  patient  data

-   Reviewing  and  approving  new  results

-   Initiating  new  orders

-   Operating  the  personal  desktop  (administrative)

This component enables care providers to timely access the system, primarily From home, friends house or when they are on the road. It minimizes the need of the care provider to physically arrive at the enterprise facilities in order to gain access to the system. InterCare intends to incorporate, beyond password-based entry, biometric voice-authentication technologies (such as from Nuance), to further improve patient file access security.

Secure  Access  by  Non-affiliated  Care  Providers

A browser-based, thin client software application , enabling care providers not affiliated with the healthcare enterprise access to a specific patient file. The access to the specific patient file is enabled through a patient-controlled password, which provides for secure access into the enterprises CDR to view only the authorizing patient's lifetime medical records. InterCare intends to incorporate, beyond password-based entry, biometric voice-authentication technologies (such as the one from Nuance), to further improve patient file access security. using this component, non affiliated care providers (e.g. with no access privileges within the healthcare enterprise) to use the following functionality:

-     Retrieving  and  reviewing  lifetime  patient  data
-     Reviewing  new  results
-     Initiating  new  orders
This component provides significant benefit to the consumer/patient, as it enables care providers distant from his home/community to timely access his lifetime medical records. In the future, InterCare intends to expand its multi-lingual patient data retrieval support, so foreign care providers (when the consumer/patient is abroad), are able to retrieve the patient's medical record in their own language.

Health  Plan  Member  Anytime  &  Anywhere  Secure  Access

A browser-based, thin client software application , which serves as the "entry point" for the consumer/patient in his relationship with the health plan/healthcare enterprise. This component will be comprised of 5 main modules: Electronic Medical Record: Within this module, the consumer/patient will be able to execute the following functions:

- Retrieve, review and print the variety of segments comprising his lifetime medical records
-    Enter  problem-driven  information  prior  to  a  physician  appointment
-    Enter outcome progress data after an acute care / ambulatory care encounter
- Enable non-affiliated physician(s) secure access to his personal lifetime medical records Retrieve and view the log file of who accesses his medical records, and which segments of it Services within this module, the consumer /patient will define service preferences, and gain access to a variety of healthcare enterprise services, including:
-    Update  personal  &  address  details
- Service preference definition: lab, pharmacy, radiology, care providers, etc.
-    Encounter  scheduling  request  &  approval
-    Prescription  generation  &  routing  (to  preferred  pharmacy)
-    Forms  /  certification  generation
-    Communication  with  care  providers

Medical  Content

Within this module, the consumer / patient will gain access to a variety of accredited medical content resources. These should help the consumer / patient become more knowledgeable, encourage self-treatment of minor problems, and tighten the relationship between the consumer / patient and the healthcare enterprise.

                                General Overview

Management  of  Potential  Growth

The Company has rapidly and significantly expanded its operations and anticipates that further expansion will be required to address potential growth in its customer base, to expand its product and service offerings and its international operations and to pursue other market opportunities. The Company's employee base has similarly expanded, growing from one full-time employee as of December 31, 1998 to 25 full-time and five part-time employees as of June 30, 1999. The projected expansion of the Company's operations and employee base will place a significant strain on the Company's management, operational and financial resources. To manage the expected growth of its operations and personnel, the Company will be required to improve existing and implement new transaction-processing, operational and financial systems, procedures and controls and to expand, train and manage its growing employee base. There can be no assurance that the Company's current and planned personnel, systems, procedures and controls will be adequate to support the Company's future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that Company management will be able to successfully identify, manage and exploit existing and potential market opportunities. If the Company is unable to manage growth effectively, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

New  Business  Areas

The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product or service offerings. Expansion of the Company's operations in this manner would require significant additional expenses, development, operations and editorial resources and would strain the Company's management, financial and operational resources. Furthermore, the Company may not benefit from the first-mover advantage that it will experience in the online high technology market and gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities prior to the introduction of new products or line of business. There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation or the Bolingo.com brand. The lack of market acceptance of such efforts or the Company's inability to generate satisfactory revenues from such expanded services or products to offset their cost could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

International  Expansion

The Company intends to expand its presence in foreign markets. To date, the Company has only limited experience in sourcing, marketing and distributing products on an international basis and in developing localized versions of its Web site and other systems. The Company expects to incur significant costs in establishing international facilities and operations, in promoting its brand internationally, in developing localized versions of its Web site and other systems and in sourcing, marketing and distributing products in foreign markets. There can be no assurance that the Company's international efforts will be successful. If the revenues resulting from international activities are inadequate to offset the expense of establishing and maintaining foreign operations, such inadequacy could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. In addition, there are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export and import restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity in other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse impact on the Company's future international operations and, consequently, on the Company's business, prospects, financial condition and results of operations.

Business  Combinations  And  Strategic  Alliances

The Company may choose to expand its operations or market presence by entering into business combinations, investments, joint ventures or other strategic alliances with third parties. Any such transaction would be accompanied by the risks commonly encountered in such transactions. These include, among others, the difficulty of assimilating the operations, technology and personnel of the combined companies, the potential disruption of the Company's ongoing business, the inability to retain key technical and managerial personnel, the inability of management to maximize the financial and strategic position of the Company through the successful integration of acquired businesses, additional expenses associated with amortization of acquired intangible assets, the maintenance of uniform standards, controls and policies and the impairment of relationships with existing employees and customers. There can be no assurance that the Company would be successful in overcoming these risks or any other problems encountered in connection with such business combinations, investments, joint ventures or other strategic alliances, or that such transactions will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Rapid  Technological  Change

To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of the its Internet websites. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render the Company's existing Web site and proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to license leading technologies useful in its business, enhance its existing services, develop new services and technology that address the increasingly sophisticated and varied needs of its prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of Web site and other proprietary technology entails significant technical, financial and business risks. There can be no assurance that the Company will successfully implement new technologies or adapt its Web site, proprietary technology and transaction-processing systems to customer requirements or emerging industry standards. If the Company is unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, such inability could have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company's future success also depends on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for such personnel is intense and there can be no assurance that the Company will successfully attract, assimilate or retain sufficiently qualified personnel. In particular, the Company has encountered difficulties in attracting a sufficient number of qualified software developers for its Web site and transaction-processing systems and there can be no assurance that the Company will retain and attract such developers. The failure to retain and attract the necessary technical, managerial, editorial, merchandising, marketing and customer service personnel could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Revenue  Projections

For the year ended December 31, 2000, the Company realized gross revenue of $1,562,450 compared to gross revenue of $6,629 during the comparable period in 1999. This revenue increase resulted from sale of MedMaster Software licenses and associated implementation services. The company had a net income of $367,016 for the year ended December 31, 2000, compared to net loss of $114,423 for the comparable period in 1999. The Company projects more revenues for the upcoming year through the sales of additional MedMaster Software licenses, implementation and software maintenance services. However, operating costs, including staff, technology, maintenance, selling and administrative are expected to increase significantly over the next several months.

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues are to a large extent fixed. Sales and operating results generally depend on the timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make unavoidable pricing, service, marketing and/or acquisition decisions that could have material adverse effect on its business, prospects, financial condition and results of operations. There can be no assurance that these arrangements will generate adequate revenue to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. To be successful, we must attract a significant number of customers throughout the health care industry. We believe that complexities in the nature of the transactions that must be processed have hindered the development and acceptance of information technology solutions by the health care industry. Conversion from traditional methods to electronic information exchange may not occur as rapidly as we expect that it will. Even then, health care industry participants may use applications and services offered by others.

We believe that we must gain significant market share before our competitors introduce alternative products, applications, or services with features similar to our current or proposed offerings. Our business model is based on our belief that the value and market appeal of our solution will grow as the number of participants and the scope of the services available on our platform increase. We may not achieve the critical mass of users we believe is necessary to become successful. In addition, we expect to generate a significant portion of our revenue from service offerings. Consequently, any significant shortfall in the number of users would adversely affect our financial results.

Further the health care industry is subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Such programs may increase governmental involvement in health care, lower reimbursement rates, or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

Many health care industry participants are consolidating to create integrated health care delivery systems with greater market power. As the health care industry consolidates, competition to provide products and services to industry participants will become even more intense, as will the importance of establishing a relationship with each industry participant These industry participants may try to use their market power to negotiate price reductions for our products and services. If we were forced to reduce our prices, our operating results could suffer as a result if we cannot achieve corresponding reductions in our expenses.

Our business is subject to U.S. and international government regulation. Existing as well as new laws and regulations could adversely affect our business. Laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, and characteristics and quality of products and services. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Demand for our applications and services may be affected by additional regulation of the Internet.

We are subject to extensive regulation relating to the confidentiality and release of patient records. Additional legislation governing the distribution of medical records has been proposed at both the state and federal level. It may be expensive to implement security or other measures designed to comply with new legislation. Moreover, we may be restricted or prevented from delivering patient records electronically. For example, until recently, the Health Care Financing Administration guidelines prohibited transmission of Medicare eligibility information over the Internet.

Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions by the year 2000. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations.

We believe that expansion of our international operations will be necessary for our future success as we develop our business plan. Therefore, we believe that we will need to commit significant resources to expand our international operations. A key aspect to our strategy is to expand our sales and support organizations internationally. We employ sales professionals in Europe and are in the early stages of expanding into the Asia Pacific market. If we are unable to successfully enter into and expand these international markets on a timely basis, our business and operating results could be harmed. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell,
deliver  and  support  our  products   internationally.

If successful in our international expansion, we will be subject to a number of risks associated with international business activities. These risks include:

-     difficulty  in  providing  customer  support  in  multiple  time  zones;
-      need  to  develop  software  in  multiple  foreign  languages;
-     laws  and  business  practices  favoring  local  competition;
-     currency  fluctuations;
-      longer  sales  cycles;
-     greater  difficulty  in  collecting  accounts  receivable;
-      political  and  economic  instability,  particularly  in  Asia;
-     difficulties  in  enforcing  agreements  through  foreign  legal  systems;
-     unexpected  changes  in  regulatory  requirements;
-     import  or  export  licensing  requirements;
-     reduced  protection of our intellectual property rights in some countries;
and
-     multiple  conflicting  tax  laws  and  regulations.

To date, most of our revenues have been denominated in United States dollars. If we experience an increase in the portion of our revenues denominated in foreign currencies, we may incur greater risks in currency fluctuations, particularly since we translate our foreign currency revenues once at the end of each quarter. In the future, our international revenues could be denominated in the Euro, the currency of the European Union. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

We have experienced, and expect to continue to experience, seasonality in our license revenues and results of operations, with a disproportionately greater amount of our license revenues for any fiscal year being recognized in our fourth quarter. Majority of the software licenses renews during the fourth quarter of the fiscal year ending December 31, as a result, our first quarter revenues can be less than those of the preceding quarter.

If we introduce products that are sold in a manner different from how we currently market our products, such as requiring payment per number of patients record entered into a licensee's software program, we could recognize revenue differently than under our current accounting policies. Depending on the manner in which we sell future products, this could have the effect of extending the length of time over which we recognize revenues.

Furthermore, our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time. Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. We will depend on the commercial success of our product suite, which has not yet been shipped we have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite.

Due to the foregoing factors, in one or more future quarters the Company's operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of the common stock would likely be materially adversely affected.

                                   Properties

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $4,791.00. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

                                Legal Proceedings

The Company knows of no litigation pending, threatened or contemplated, or unsatisfied judgments against it, or any proceedings in which the Company is a party. The Company knows of no legal actions pending or threatened or judgment entered against any officer or director of the Company in his capacity as such. There has been to date no petition under the bankruptcy act or any state insolvency law filed by or against the Company or its officers, directors or other key personnel.

               Submission of Matters to a Vote of Security Holders

None

PART  II
      Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock is currently not listed or trading in any exchange at this time.

                             SELECTED  FINANCIAL  DATA

The Company had a net working capital of $440,527 at December 31, 2000 compared to $95,903 at December 31, 1999. The increase in working capital was due to the sales of software licenses to customers and associated implementation service fees earned during the last quarter of 2000. The Company had net accounts receivables of $1,390,185 at December 31, 2000 compared to $0 at December 31, 1999. This increase in accounts receivables was due to sale of software licenses to CGI Communications Services, Inc. ( a related party) during the last quarter of 2000. Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenues from sale and related accounts receiveable is $1,382,450, and the licensing expense (cost of goods sold) and related accounts payable is $829,470.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes, as well as the other information included elsewhere in this prospectus. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company has filed an SB-2 Registration Statement to raise additional funds from investors in order to complete these business plans. There is no assurance that such funds will be available, and even when available, the terms may be very prohibitive.

RESULTS  OF  OPERATIONS

We have experienced, and expect to continue to experience, seasonality in our license revenues and results of operations, with a disproportionately greater amount of our license revenues for any fiscal year being recognized in our fourth fiscal quarter. As a result, our first quarter revenues can be less than those of the preceding quarter.

In some cases, the products will be sold on a consignment basis, in which case, we only get paid by the vendor after the vendor sells the product.

Furthermore, our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time. Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. We will depend on the commercial success of our product suite, which has not yet been shipped. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite.

REVENUES

Total revenues for the year ended December 31, 2000 was $1,562,450 compared to $6,629 in the year ending December 31, 1999. The revenue was generated from software license sales and consulting services (see note 2 to the financial statement). On October 11th, 2000, the Company sold software licenses to CGI Communications Services, Inc. ( a related party). Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenues from sale and related accounts receiveable is $1,382,450, and the licensing expense (cost of goods sold) and related accounts payable is $829,470.

COST  OF  REVENUES

Cost of revenues increased to $846,138 for the year ending December 31, 2000 compared to $252 in the comparable period in 1999. This increase in the cost of revenue is due to licensing fees incurred from the purchase of MedMaster software license from Meridian Holdings, Inc., a related party. Amortization of capitalized software development costs will continue in the future to bring levels closer to expected future revenues to be generated, or net realizable value.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our Internet strategies, and software enhancement, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the first quarter of the year 2001, assuming more capital is raised from this offering to pay for such an expense.

PRODUCT  AND  CONTENT  DEVELOPMENT

Software products and Internet content development expenses is anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs. The Company projects to spend over $1,250,000 during the next 12 months to fund project and content development. This is contingent upon the Company's ability to raise funds from investors.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses increased 320% for the year ending December 31, 2000 to $453,554, compared to $107,295 in 1999. The increase in operating
expense  is  due   to   the  additional  operating  costs  of  increased
personnel requirement, consultant fees, as well as research and further development of the MedMaster software program as a value added reseller. Of the $453,554 spent in 2000, $100,000 was for salary paid to Mr. Russ Lyon our President and Chief Technology Officer, $2,664 was for depreciation expense, the remaining balance was for general corporate purposes and product development.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2001, assuming additional funding is raised from this offering to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  INCOME

The Company had a net income of $367,016 or 0.033 per share for the year ended December 31, 2000, compared with net loss of $114,423 or $.010 per share for the year ended December 31, 1999. The net income was due to sale of MedMaster software licenses, as well as services rendered to prospective clients relating to the said software licenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has experienced a substantial increase in expenditures since entering into a master-value added reseller agreement with Meridian Holdings, Inc., (a related party) as well as the launch of our Internet strategy, through the growth in those operations and related staffing. Management anticipates that these increased expenditure levels will continue for the foreseeable future. Management anticipates incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies and the expansion of our marketing and sales programs.

The Company uses working capital to finance ongoing operations, fund the development and introduction of our new business strategy and acquire capital equipment. There is no guarantee that the Company will be able to raise additional funds, and if such funds becomes available, the cost incurred for securing such funds may not be on favorable terms to the Company, and this could have an adverse impact on the entire operation.

PLAN  OF  OPERATIONS

Management believes the Company has adequate capital resources to meet anticipated needs for working capital and capital expenditures through the end of September 2000, but the Company needs to enhance its capital resources in order to provide it with sufficient cash to meet its current operating needs and to address such needs through the end of December 2000. If the Company is unable to enhance its capital resources, the Company will be forced to reduce its spending on capital expenditures and product development until such financing is obtained.

The Company intends to use part of the funds raised during this offering for acquisitions of businesses or health information content to use in the Company's website or other Internet based product offerings. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The Company has entered into joint marketing agreement with United System, Inc., HealthCPR Technologies, Inc., NetSales, Inc., and Digital River Corporation, to market the Company's software product through various retail channels. With the transition of its enterprise software application to the Internet, and the expansion of its software applications' scope to incorporate support for both consumers and payers, InterCare is now re-positioning its offering into a new market space: eHealth Virtual Community Solution. Unlike the conventional healthcare IT enterprise market, this market space is currently less populated (although all large players are expected to vigorously play in this market space sooner or later). This re-positioning also incorporates a fundamental change in the company's business and revenue models. It involves transitioning from the traditional up-front capital investment sales model into a service-based

(per-user, per month fees) turn-key software application sales model, with or without support of a pure ASP model. This transition is focusing on better leveraging the strengths of the InterCare MedMaster software application , while trying to minimize the effects of current weaknesses of the company over customers, strategic partners and investors.

The Company entered into an agreement with Healthcare.com Corporation (HCC) to resell MedMaster Software product to their customers. As part of the agreement HCC will pay a total of $450,000 for five user-licenses of MedMaster Software, payable as follows:

$50,000 payable upon execution of the contract (July 28, 2000), $100,000 payable within five days, and the remaining $300,000 due on the "GO LIVE" date, which is anticipated to be on or before August 31, 2000. InterCare.com-dx will receive 40% of the sales proceeds and 60% of software support, implementation and maintenance fee, as per the terms of the Master value Added Reseller agreement between the registrant and Meridian Holdings, Inc.

On October 11th, 2000, the Company sold software licenses to CGI Communications Services, Inc. ( a related party). Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenue from sale and related accounts receivable is $1,382,450, and the licensing expense (cost of goods sold) and related accounts payable is $829,470.

The Company is also embarking on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

There  is  currently  no  market  for  our  common  stock  at  this  time.

FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

Please refer to Exhibit A "Independent Accountant's Report" incorporated by reference, when available.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

During January 1998, Mr. Andrew M. Smith, Certified Public Accountant, was engaged as the principal accountant to audit the Company's financial statements. Mr. Andrew M. Smith, CPA, was recommended by the board of directors and approved by the majority of the shareholders to serve as the Company's independent auditor for the year ended December 31, 2000.

PART  III
               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors, which consists of six directors, three of which are outside members and two of which are officers of the Company, establishes the general compensation policies of the Company and the compensation plans and specific compensation levels for executive officers. The Company does not have a separate Compensation Committee of its Board of Directors. The Company's objective is to ensure that executive compensation be directly linked to ongoing improvement in corporate performance and increasing shareholder value. The following objectives are guidelines for compensation decisions: Job Classification. The Company assigns a job grade to each salaried position, and each job grade has a salary range, which is based on national salary surveys. These salary ranges are reviewed annually to determine parity with national compensation trends, and to ensure that the Company maintains a competitive compensation structure. Competitive Salary Base. Actual salaries are based on individual performance contributions within a competitive salary range for each position established through job evaluation and market comparisons. The salary of each corporate officer is reviewed annually by the Board of Directors. Stock Option Programs. The purposes of the Company's ESOP and SOP are to provide additional incentives to employees to work to maximize shareholder value. The ESOP is open to all full-time employees of the Company and the SOP is open to participation by key employees and other persons as determined by the Board, based upon a subjective evaluation of the key employee's ability to influence the Company's long-term growth and profitability. Stock options under the ESOP may be granted at the current market price at the time of the grant or under the SOP at prices as determined by the Board. With specific reference to the Chief Executive officer, the Board attempts to exercise great latitude in setting salary and bonus levels and granting stock options. Philosophically, the Board attempts to relate executive compensation to those variables over which the individual executive generally has control. The Chief Executive officer has the primary responsibility for improving shareholder value for the whole Company. The Board believes that its objectives of linking executive compensation to corporate performance results in alignment of compensation with corporate goals and shareholder interest. When performance goals are met or exceeded, shareholder value is increased and executives are rewarded commensurately. The Board believes that compensation levels during 1998/1999 adequately reflect the Company's compensation goals and policies. In 1993, the Internal Revenue Code was amended to add section 162(m), which generally disallows a tax deduction for compensation paid to a company's senior executive officers in excess of $1 million per person in any year. Excluded from the $1 million limitation is compensation which meets pre-established performance criteria or results from the exercise of stock options which meet certain criteria. While the Company generally intends to qualify payment of compensation under section 162(m), the Company reserves the right to pay compensation to its executives from time to time that may not be tax deductible.

The Company will compensate the members of the Board of Directors for each meeting he/she attends, in the amount of $400 cash or equivalent in the form of the Company's Common Stock at the fair market value.

Term  and  Classification  of  Board  of  Directors

The Board of Directors has determined that there will be two Classes of Directors (Class A and Class B). Class A Directors are also officers of the Company. Class B Directors are outside directors. The full Board shall consist of six directors. Directors are elected each year for one-year term, except for Class "A" directors, who are elected for a period of three years. The stockholders will elect six directors for the coming year.

The business of the Company is managed under the direction of the Board. The Board members will serve until their successors are elected at the 2000 Annual Meeting, unless they earlier resign or are removed as provided in the Bylaws.

At present, the Board of Directors has no standing committees. The Board may, at its discretion, designate one or more standing committees as are necessary in the future to help manage the business and affairs of the Company.

          EXECUTIVE OFFICERS, DIRECTORS AND OTHER SIGNIFICANT EMPLOYEES

MANAGEMENT

Executive  Officers,  Directors  and  Other  Significant  Employees

Name                      Age   Title

Anthony  C.  Dike,  MD       46    Chairman,  Director
                                   Chief  Executive  Officer,  Secretary
                                   Treasurer

Russell  Lyon,   MA          52    President,  Director
                                   Chief  Technology  Officer,

Philip  Falese,  MBA,  LLM   43    Chief  Financial  officer,  Director

Edward  Williams,  MD        65    Director

Daniel  Thornton,            39    Director/Interim Chief Operating Officer

Dale W. Church, JD           61    Director

ANTHONY C. DIKE, MD, our Chairman, Chief Executive Officer, Secretary and a Director will devote approximately 50% of his time to our affairs. Dr. Dike has been the Chairman of the Board, Chief Executive Officer and President of theCompany since January 1991. Anthony C. Dike, a physician by training and an entrepreneur that has funded and developed various start-up high technology businesses from inception to fruition through his private Investment Firm, MMG Investments Inc., a California corporation. He is the founder of CGI Communications Services, Inc., Bolingo.com - the world's largest High Technology Online Store on the Internet, Capnet.com, Bidfair.com, and Capnet.net, all Internet domain registered businesses. He also is the founder of Intercare Diagnostics, Inc., a United States Food and Drug Administration (USFDA) registered Bio-Medical Software Manufacturing Company, with over 5 Multimedia healthcare related software programs in the market. He also pioneered the design and development of the Mirage Systems Biofeedback Software Program, the first United States Food and Drug Administration approved software only for Biofeedback and Relaxation Training. He is also the founder of Capnet IPA, Capnet Gateway On-line Services, Meridian Medical Enterprises Corporation and Meridian Health Systems, Inc. Anthony C. Dike, MD, is also a member of the peer-review standing panel for United States Department of Education National Institute for Disability and Rehabilitation Research. He has served as a consultant to United Nations Development Project-Sustainable Human Development Program. He has given several presentations to various fortune 500 companies including Pacific Bell, AT&T Easylink Services, Apple Computer, SmithKline Laboratories Clinical Trial Division, UHP Health Plan, Mullikin IPA, and Wellpoint Healthcare Network Pharmacy department, about the use of the Internet as a facilitator of global communications, record sharing and electronic-commerce transaction in the healthcare industry using the "Computer Aided Provider Network" or "CAPNET" module. He most recently pioneered the design and development of "The Mirage Systems Internet Based Healthcare Transaction Module."

RUSSELL A. LYON, MA, our President, Chief Technology Officer and a Director will devote approximately 100% of his time to our affairs. Russell Lyon has been a designer and developer of computer-based educational and training programs for nearly two decades. He has served as both designer and developer on major training projects for a variety of corporate entities, including TRW, Unocal, Union Bank and Southern California Edison. As the founder and principal of Kinetic Media, he was a Level II Authorized Developer for Macromedia Director and has been a featured speaker at the Macromedia International User Conference on innovative uses of Director. He has developed or produced over a dozen separate commercial software titles, including The Mirage Systems Interactive Multimedia Biofeedback Interface for Intercare Diagnostics. He holds a BA degree in Psychology from Cornell University and an MA degree in both Educational Psychology and Instructional Technology form California State University, Long Beach.
PHILIP FALESE, MBA, JD, LLM, our Chief Financial Officer and a Director received his MBA from University of Alabama, JD from Northrop University School of Law, Los Angeles, and LLM (Tax) from Golden Gate University, San Francisco. Mr. Falese has been working as a consultant to various clients in the area of strategic business development, tax consultation, asset valuations, and financial planning. He also has worked as a staff accountant for Carter, Turner and Company (CPA firm) based in Los Angeles, California.

EDWARD WILLIAMS, MD, a Director, has over 30 years of experience within the medical profession. Dr. Williams, is currently in private medical practice specializing in Family Medicine, received his Bachelor of Arts from Allegheny College, Meadville, PA, and his Doctor of Medicine from Temple University School of Medicine, Philadelphia, PA. Dr. Williams has also received a Masters Degree in Health Care Administration from the University of La Verne; La Verne, CA. Additionally, he is currently undergoing course work in a Certificate Program in Administrative Medicine from Tulane University.

Dr. Williams has served in the United States Air Force, Flight Surgeon, Captain Strategic Air Command and has received numerous honors and awards for his outstanding service in the military. Dr. Williams has served as Chief of Staff or Hawthorne Memorial Hospital, Hawthorne CA, and Robert F. Kennedy Medical Center, Hawthorne CA. Additionally, Dr. Williams has served on numerous civic boards such as the Chairman of the Torrance Building and Recreation Department, Torrance, CA, Lawndale Chamber of Commerce, Lawndale CA, a Medical Consultant and Scholarship Sponsor for the Miss California Pageant a division of the Miss America Scholarship Pageant, to name a few. Dr. Williams is a Founding Member of the El Camino Community College Foundation Torrance, CA. He has served the Lawndale, Torrance, and Hawthorne, California Communities for over 25 years.

DANIEL THORNTON, a Director, began his business career in the foods industry. He was corporate liaison and District Manager for Dairy Queen of Denver, responsible for the operations and management of 25 stores in the Denver metro area. Under his guidance, the stores achieved an overall increase in sales of 20% and an increase in operational efficiency of over 5%. Mr. Thornton is also an international lecturer on medical practice management in addition to having extensive knowledge and experience in the manufacturing and marketing of homeopathic drugs, medical devices and nutriceuticals.

As CEO of Eclosion Corporation, Mr. Thornton helped to operationalize all aspects of medical device manufacturing, as well as being instrumental in establishing Ireland's first fully registered homeopathic drug manufacturing plant. He has managed projects that encompass the development of numerous drug products, in addition to having established international markets for those products. Mr. Thornton has also consulted to Nevada Homeopathic medical board, primarily on regulatory issues regarding medical technology. His experience in all facets of nutriceutical operations and marketing makes him well qualified for his current position as the CEO of BioSynergy Nutriceuticals.

DALE W. CHURCH, JD, a Director, is currently the Chairman and CEO of Ventures &Solutions LLC, a company that counsels and consults with high technology companies. In addition, he serves as trustee of the National Defense Industry Association, general counsel to the Munitions Industrial Base Task Force, and member of the Board of Directors of public and private companies. Prior to such involvement, Mr. Church has had a wide variety of government and private sector experience in arbitration, government contracting, defense, and acquisitions management. Mr. Church was a former law partner at McDermott Will & Emery and was counsel to the American Electronics Association, President's Blue Ribbon Commission on Defense Management, Egypt-U.S. Business Counsel, and ESL Inc. in Sunnyvale, California. Mr. Church served at the Department of Defense for which he was awarded the rank of meritorious executive and the Central Review Board of the Central Intelligence Agency for which he received the Defense Distinguished Service Medal. Mr. Church received his bachelor's degree in business administration from Oregon State University and law degree from George Washington University School of Law.


                             EXECUTIVE COMPENSATION

Summary  Compensation  Table
The following table provides information concerning the compensation of the named executive officers for each of our last nine completed fiscal year.

            Annual  Compensation               Long  Term  Compensation
                                                       Awards      Securities
Name                                           Other   Restricted  Underlying
And                                            Annual  Stock       Options/
Principal                                      Compen-  Award  (s)   SARs  (#)
Position           Year   Salary ($) Bonus ($)  sation($)
(a)                (b)     (c)       (d)         (e)     (f)        (g)
Anthony  C  Dike   2000     $ 0                             0        250,000
Chairman, Chief
Chief Executive
Officer

Russell  A. Lyon   2000    $100,000                         0        0
President
Chief
Technology
Officer  (1)

Philip  Falase    2000     $50,000                          0        0
Chief
Financial
Officer  (2)

Footnotes

(1) Mr. Russell Lyon started working for the Company in November 1999 initially as an Independent contractor, and became full time employee as of January 7th, 2000 (Please see note 3 of the financial statement)

(2)     Mr.  Philip  Falese  commenced  working  for  the  Company  effective
March  1st  2000.

Options/SAR  Grants  in  Last  Fiscal  year

The following table shows information regarding grants of stock options in this last completed fiscal year to executive officers named in the summary Compensation Table above.

                              Individual  Grants

                    Number  of        %  of  Total
                    Securities       Options/SARs
                    Underlying       Granted  to      Exercise
                    Options/SARs     Employees        or  Base       Expiration
Name                Granted  (#)     in  Fiscal       Year  Price   ($/sh)  Date
(a)                   (b)             (c)            (d)           (e)
Anthony  C.  Dike         250,000        100%            $5         12-31-2009

Security  Ownership  of  Certain  Beneficial  Owners  and  Management

The following table sets forth, as of December 31, 2000 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 11,000,000 common shares outstanding.

Name  and                        Amount  and  Percent   of  Class              of  Class
Address  of                      Nature  of   Before    After                  After
Beneficial                       Beneficial   the       the                    the
Owner                            Ownership    Offering  Offering (Maximum)     Offering (Minimum)
Anthony  C.  Dike (1)(2)          9,250,000       60%     59%                    83%
4127  West  62nd  Street
Los  Angeles,  CA  90043

Meridian  Holdings,  Inc.(2)(3)   5,100,000       34%     32%                    46%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

MMG  Investments,  Inc.(2)          900,000        8%      5.6%                  8.1%
4127  West  62nd  Street
Los  Angeles,  CA  90043

Named  Officers  and               9,250,000       60%     59%                    83%
Directors  As  a  Group

(1)     Officer  or  Directors' 9,250,000 shares of Common Stock listed includes the
        4,250,000 shares of Common Stock options granted as if they were all exercised
(2)     Anthony  C.  Dike,  is  a  majority  shareholder.
(3)     Including their shareholders; excluding their directors, officers, and affiliates.

Meetings  And  Committees  of  The  Board  of  Directors

During the fiscal year ended December 31, 2000, the Company's Board of Directors acted three times by way of an unanimous written consent in lieu of a meeting.

Certain  Relationships  and  Related  Party  Transactions

For the year ended December 31, 1999, Anthony C. Dike was issued a total of 1,000,000 shares of common stock for the year (adjusted for 100:1 Stock split) at $0.002 per share, as a form of payment for services rendered to the registrant.

On March 14th, 2000, the board of directors and shareholders approved the 2000 Stock option plan. Anthony C. Dike, was granted option to purchase 250,000 shares of Common Stock, as per the 2000 Incentive Stock Option Plan.

During the fiscal year ended December 31, 1999 the company issued 5,100,000 shares (adjusted for 100:1 stock split) to Meridian Holdings, Inc., an affiliated Company in exchange for the assumption of long term debt in the amount of $504,932 and cash contribution of $58,996, in addition to the sum of $11,700 representing the value of pre-paid banner advertisement and promotions of the registrants product on Meridian Holdings, Inc., operated websites. The fair value of the banner advertisement is based on a pricing schedule published by Meridian Holdings, Inc. as of December
1999.

In January 2000, the shareholders of Meridian Holdings, Inc, the parent Company, approved the employment of Mr. Russ Lyon as our President and Chief Technology Officer.

The following are the significant terms of compensation package given to Mr. Russ Lyon, as the President and Chief Technology officer of InterCare.com-dx, Inc., by Meridian Holdings, Inc.:

1.     Base  salary  is $100,000 per year for two years beginning January, 2000.
2. Executive shall be entitled to earn a bonus with respect to each year of the Term during which Executive is employed under the Employment Agreement up to $25,000 (prorated for partial years) based upon certain criteria being met, and at the discretion of the board of directors.

As an additional element of compensation to Executive, in consideration of the services to be rendered hereunder, the PARENT COMPANY shall grant to Executive options to purchase 500,000 restricted shares of the PARENT
COMPANY'S common stock, 150,000 of which shall have an exercise price equal to the fair market value of such stock on the date hereof, and the remaining 350,000 options which represents a signing bonus of 200,000 shares, and the first year option of 150,000 restricted shares of common stock shall have an exercise price of $0.50/share being the fair market value of Meridian Holdings, Inc. common stock as of the date of such grant. The terms and conditions of such options shall be governed by a Stock Option Agreement between the Company and Executive, as earlier filed in the 1999 proxy Statement of Meridian Holdings, Inc., incorporated herein by reference. As of this report, Mr. Lyon has not exercised his stock option or received any awards of grants.

Mr. Lyon has not exercised any of his stock option as of this filing, nor has he received any bonus or other awards as per the terms of this agreement, since they will be determined at the end of the fiscal year 2000, and payable within 90 days after the end of the fiscal year if any, and whatever remains of this option will be reported in the year 2000 annual report of Meridian Holdings, Inc. Mr. Lyon's employment agreement is effective as of November 1, 1999 and compensation expense of $16,667 and $100,000 has been included in the 1999 and 2000 financial statements, respectively.

During the year, InterCare.com-dx, Inc. (the company) sold software licenses to CGI Communications (a related party). Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenues from the sale and the related accounts receivable is
$1,382,450, and the licensing expense (cost of product sold) and the related accounts payable is $829,470.

SUBSEQUENT  EVENTS

On March 10, 2000, the Registrant signed an exclusive reseller agreement with China Business Chain Group, LLC, (CBCG) to market the MedMaster Suite of software application in China. Under the terms of the agreement, CBCG will purchase up to US $5 million in units of the Chinese version of the MedMaster suite in order to retain exclusive distribution rights to China. CBCG will work as an integrator, interfacing with other third-party Chinese healthcare applications. For this purpose, InterCare has agreed to license the MedMaster software on reasonable and cooperatively-priced terms. As a result of the multi-language functionality of the MedMaster software, InterCare anticipates that it will be relatively simple to make a Chinese version available to CBCG.

On March 23, 2001, the number of shares offered to be sold to the public was increased by the Registrant to 5,000,000 and the offering price was decreased to $5 per share.

EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  OF  FORM  8-K

ITEM     DESCRIPTION
Exhibit 99.1 Independent Auditors Financial Statement and Schedules, when available

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare.com-dx,  Inc.

Date:  December  31,  2000     Signature By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                      Chairman  and  Chief  Executive  officer

                             InterCare.com-dx, Inc.
                              Financial Statements
                        And Independent Auditor's Report
                              As of December 31, 2000

                    Table  of  Contents


                                                                   Page
Independent  Auditor's  Report . . . . . . . . . . . . . . . . . . .1
Audited  Financial  Statements:
Balance  Sheet . . . . . . . . . . . . . . . . . . . . . . . . . . .2
Statements  of  Operations . . . . . . . . . . . . . . . . . . . . .3
Statements  of  Changes  in  Stockholders'  Equity . . . . . . . . .4
Statements  of  Cash  Flows . . . . . . . . . . . . . . . . . . . . 5
Notes  to  Financial  Statements . . . . . . . . . . . . . . . . . .6


INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors
InterCare.com-dx,  Inc.

I have audited the accompanying balance sheet of InterCare.com-dx, Inc., as of December 31, 2000 and 1999 and the related statements of income, stockholders' equity, and cash flows for the year then ended. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCare.com-dx, Inc., as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the year then ended, in conformity with generally-accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
Long  Beach,  California
March  23,  2000

                               InterCare.com-dx, Inc.

                        Balance Sheet As At December 31st





                                                                    2000             1999
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $     2,961        $     864
    Accounts Receivable.(Note 2) . . . . . . . . . . . . . . . . 1,390,185                -
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .          -                -
                                                                 ---------        ---------
                                                                 1,390,185                -
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .            66,671           83,339
    Prepaid Expense  . . . . . . . . . . . . . . .                       -           11,700
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .         1,459,817           95,903

    Property, Plant, and Equipment
     Net of accumulated Depreciation (Note 1) . . . . . . . . . ..   9,645              253

    Other Assets
     Organizational Costs  . . . . . . . . . . . . . . .                 -                -
     Deferred Public Offering Cost (Note 5) . . . . . . . . . . .   13,000                -
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $  1,482,462       $   96,156
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable  (Note 3) . . . . . . . . . . . . .      $  1,019,290                -
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $  1,019,290                -

Long term liabilities   . . . . . . . . . . . . . . . .                  -                -
                                                                 ---------         --------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,019,290                -
                                                                 =========          =======

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 11,000,000 shares issued and
  outstanding) (Note 2). . .  . . . . .  . . . . .  . . . . .      650,628          650,628

Accumulated Deficit. . . . . . . . . . . . . . . . . . .          (187,457)        (554,472)
                                                                  --------          --------
Total Equity                                                       463,171           96,156
                                                                  --------          --------
Total Liabilities & Equity . . . . . . . . . . . . . . .       $ 1,482,462        $  96,156
                                                                 =========          ========






See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.

                             Statement of Operations

                        Year  ended  on  as  of  December  31,


                                            2000        1999
                                            =====       =====
Revenue                               $ 1,562,450   $    6,629
                                        ---------      -------
Less: Cost of Revenues                $  (846,138)       (252)
                                        ---------      -------
      Gross Margin                    $   716,312   $    6,377
                                        =========      =======
Operating Expense                         453,554      120,800
                                        ---------      -------
Other Income and Expense                  104,258            -
                                        ---------      -------
Net Income                            $   367,016   $ (114,423)
                                        =========      =======

Weighted average number of shares      11,000,000   11,000,000

Earnings (loss) per common share      $   0.033     $  (0.010)







































See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc

                             Statement of Cashflows
                         For the Year Ended  December 31



                                                            2000               1999
                                                            ======             ======
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

   Net  Income                                             $  367,016         $ (114,423)
   Adjustments to reconcile  net  income to net cash
   Provided by operating activities
   Depreciation Expense                                          2,664            13,505
   (Increase) Decrease in
              Accounts  receivable                          (1,390,185)           47,672
              Inventories                                       16,668           (82,351)
              Prepaid Expenses                                  11,700           (11,700)
              Accounts Payable                               1,019,290            (8,768)
                                                            ----------          --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                      27,154           (156,065)
                                                            ==========         =========

CASH  FLOW  FROM  INVESTING  ACTIVITIES

     Acquisition of Fixed Assets                               (12,056)                 -
                                                               --------          --------
NET  CASH  USED  IN  INVESTING  ACTIVITIES                      (12,056)                -
                                                               ========          ========

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Capital contributions from shareholders                          -            58,996
     Repayment of debt                                                -           (13,852)
     Deferred offering costs                                    (13,000)                -
     Proceeds from long-term debt                                     -            75,000
                                                                -------           -------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                  (13,000)          120,144
                                                                -------           -------

Increase (Decrease in cash)                                       2,098           (35,921)

CASH  AT  BEGINNING OF PERIOD                                       863            36,785
                                                               --------           -------
CASH  AT  END  OF  PERIOD                                $      $ 2,961        $      864
                                                               ========           =======

















See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.


                  Statement of Changes in Stockholders' Equity






                                                   Common Stock                     Accumulated         Total
Transaction and Date                                  Shares           Amount        Deficit           Equity
                                                   ============       =======       =========        =========
Balance as at December  31, 1998                    4,900,000      $   75,000      $   (440,049)    $  (365,049)
                                                  ------------       --------         --------         --------

Net Loss Year Ended 12/31/99                                                           (114,423)       (114,423)

Sold 51% to Meridian Holdings, Inc.(Note 2)         5,100,000         575,628                           575,628

Shares issued to A. C. Dike for services (Note 3)   1,000,000
                                                   -----------      --------         --------           --------
Balance as at December 31, 1999 . . . . . .        11,000,000         650,628        (554,472)           96,156
                                                   ==========       =========        =========          ========

Net Income Year Ended 12/31/2000                                                      367,016           367,016
                                                   -----------      --------         --------           --------
Balance as at December 31, 2000 . . . . .       .  11,000,000   $     650,628    $   (187,456)       $  463,172
                                                   ==========       =========        =========          ========




































See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.

                        Notes to the Financial Statements

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

InterCare.com-dx, Inc. formerly known as Inter-Care Diagnostics, Inc., is organized in the State of California to pursue bio-medical software development, as well as Internet based healthcare transactions, contents and programs development.

The Company was originally incorporated in 1991 for the purpose of operating a medical diagnostics laboratory and engaging in various medical services to clients.

On January 17, 1994, a 6.8 magnitude earthquake centered in Northridge, California caused wide spread damage to commercial and residential structures, and to major freeways, causing business interruptions and disrupting the normal flow of traffic. The Company experienced irreversible damage to all its high-tech computers and diagnostic equipment.

Since that time, the Company has been devoting substantially all its efforts to establishing a new business entity that develops software for the healthcare industry and other related activities over the Internet.

On September 27, 1999, the Company, announced that it has executed an Electronic Commerce Agreement with Netsales, Inc., in which Netsales will distribute InterCare's software programs through more than 140,000 loyal reseller customers in 130 countries of Ingram Micro, the largest provider of computer technology products and services in the world.

The Company had entered into similar agreement earlier, with DigitalRiver, Inc., in which DigitalRiver will market the Company's software program through major retailers such as CompUSA, Wal-Mart, and other Internet software resellers.

On June 30, 2000, the Company signed a master value added reseller agreement with Meridian Holdings, Inc., the parent company, to sell and support the MedMaster suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

InterCare as a value-added reseller, develops, markets, provides professional services and supports for the MedMaster' - a clinically-focused, multi-disciplinary enterprise solution targeting a variety of large-scale healthcare organizations. These include: Integrated Healthcare Delivery Networks (IHDNs), hospitals, HMOs and large clinics.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Account Receivable

The Company recognizes account receivable to the extent that revenues have been earned, and collections are reasonably assured.

Inventory

Inventories consists of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of valuation.

Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any resultant gain or loss is included in the results of operation.

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of December 31, 2000 and 1999:

                                                  2000            1999
                                                 =====           =====
Computer Hardware & Software                      $68,770      $56,967
Less:  Accumulated  Depreciation                   59,125       56,714
                                                 -------       -------
                                                  $ 9,645      $   253
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the years ended December 31, 1999. However, in 2000 $11,700 of prepaid banner advertising from 1999 was charged to expense.

Stock-based Compensation

Non  Employee  Stock-based  compensation   plans   are  recorded  at fair value
measurement criteria as described in SFAS 123, "Accounting for Stock-Based Compensation", and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

Employee Stock-based compensation plans are accounted for, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Under this method, compensation cost is recognized based on the excess of the fair value at the grant dates for awards under those plans, as determined by the Company's officers and directors.

Recognition of Revenues.

Revenues from sale of software are recorded upon delivery and installation of software at customer sites. The company provides a limited amount of post-contract customer support (PCS) at no additional charge Pursuant to SOP 97-2, the value of the PCS component of any sale is estimated based on vendor specific evidence of fair value (i.e. catalogue price).

Revenues in respect of the value of the PCS, are recognized as earned ratably over the PCS period (generally 90 days).

The  company provides software implementation and professional services for all
its  enterprise  software  sold   to  its   clients  on  a  contractual  basis.

Professional services are billed on either an hourly rate or flat rate basis, and revenues recognized ratably over the service period, or upon completion of related services.

Reimbursable expenses incurred on behalf of the customer are billed to the customer, and credited against the applicable expense.

The customer has the option to purchase an implementation services from the Company. Revenues from implementation services contracts are deferred and recognized as earned as services are performed in contracts with hourly billing terms; and as related services are performed or expiration of the terms of the contract in flat rate contracts.

The customer has the option to purchase a maintenance contract from the Company. Revenues from maintenance component are deferred and brought recognized income ratably over the maintenance service period. Currently, there are no such contracts in existence. The Company's proposed maintenance charges as based on vendor specific evidence of fair value.

Software Development Cost

Software development costs are charged to current operations

Fair  Value  of   Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (the parent company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

Deferred  Costs   Related  To  Proposed  Public  Offering.

Costs incurred in connection with the proposed public offering of common stock have been deferred and will be charged against capital if the offering is successful or against operations if it is unsuccessful.

The estimated expenses of this offering in connection with the issuance and distribution of the securities being registered, all of which are to be paid by the Registrant, excluding commissions and fees payable to the Escrow Agent and broker/dealers are as follows:

Registration  Fee                                                $ 6,600.00
Legal  Fees  and  Expenses                                        13,000.00
Accounting  Fees  and  Expenses                                    2,000.00
Printing                                                             240.00
Miscellaneous  Expenses                                              820.80
                                                                  ---------
         Total                                                   $22,660.80
                                                                  ==========

Income  Taxes.

The Company has made no provision for income taxes because of accumulated business and tax losses since its inception.

Basic and Diluted Net  Loss  Per  Common  Share.

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic Earnings/(loss) per share is computed by dividing the net earnings available to Common stockholders for the period by the weighted average number of common shares outstanding during the period.

For purposes of computing the weighted average number of shares, all stock issued with regards to the founding of the Company is considered to be "cheap stock" as defined in SEC Staff Accounting Bulletin 4D and is therefore counted as outstanding for the entire period.

Common equivalent shares, consisting of incremental common shares issuable upon the exercise of stock options and warrants are excluded from diluted earnings per share calculation if their effect is anti-dilutive.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by SFAS No. 137. The
Company is required to adopt this new standard in April 2001. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. Because the Company currently holds no derivative financial instruments and does not currently engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on the Company's financial condition or results of operations.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-up Activities" ("SOP 98-5"), which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that costs of start-up activities and organization costs be expensed as incurred. The adoption of SOP 98-5 had no material effect on the Company's financial position or results of operations.

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." For year-end financial statements, SFAS No. 130 requires that comprehensive income, which is the total of net income and all other non-owner changes in equity, be displayed in a financial statement with the same prominence as other consolidated financial statements. The Company displays the components of other comprehensive income in the accompanying statements of stockholders' equity and comprehensive income (loss).

The  Company  has  adopted  SFAS  No.  101,  "Revenue  Recognition."
This rule stipulates that revenue be recognized when the purchase price for the product is fixed and determined between the seller and the buyer, and the collectibility is reasonably assured. This policy will not have a material impact on the companies financial position or results of operation.

Note 3.  RELATED  PARTY  TRANSACTIONS

For the year ended December 31, 1999, Anthony C. Dike was issued a total of 1,000,000 shares of common stock for the year (adjusted for 100:1 Stock split) at $0.002 per share, as a form of payment for services rendered to the registrant.

On March 14th, 2000, the board of directors and shareholders approved the 2000 Stock option plan. Anthony C. Dike, was granted option to purchase 250,000 shares of Common Stock, as per the 2000 Incentive Stock Option Plan.

During the fiscal year ended December 31, 1999 the company issued 5,100,000 shares (adjusted for 100:1 stock split) to Meridian Holdings, Inc., an affiliated Company in exchange for the assumption of long term debt in the amount of $504,932 and cash contribution of $58,996, in addition to the sum of $11,700 representing the value of pre-paid banner advertisement and promotions of the registrants product on Meridian Holdings, Inc., operated websites. The fair value of the banner advertisement is based on a pricing schedule published by  Meridian  Holdings,  Inc.  as  of  December  1999.

In January 2000, the shareholders of Meridian Holdings, Inc, the parent Company, approved the employment of Mr. Russ Lyon as our President and Chief Technology Officer.

The following are the significant terms of compensation package given to Mr. Russ Lyon, as the President and Chief Technology officer of InterCare.com-dx, Inc., by Meridian Holdings, Inc.:

1.     Base  salary  is $100,000 per year for two years beginning January, 2000.
2. Executive shall be entitled to earn a bonus with respect to each year of the Term during which Executive is employed under the Employment Agreement up to $25,000 (prorated for partial years) based upon certain criteria being met, and at the discretion of the board of directors.

As an additional element of compensation to Executive, in consideration of the services to be rendered hereunder, the PARENT COMPANY shall grant to Executive options to purchase 500,000 restricted shares of the PARENT
COMPANY'S common stock, 150,000 of which shall have an exercise price equal to the fair market value of such stock on the date hereof, and the remaining 350,000 options which represents a signing bonus of 200,000 shares, and the first year option of 150,000 restricted shares of common stock shall have an exercise price of $0.50/share being the fair market value of Meridian Holdings, Inc. common stock as of the date of such grant. The terms and conditions of such options shall be governed by a Stock Option Agreement between the Company and Executive, as earlier filed in the 1999 proxy Statement of Meridian Holdings, Inc., incorporated herein by reference. As of this report, Mr. Lyon has not exercised his stock option or received any awards of grants.

Mr. Lyon has not exercised any of his stock option as of this filing, nor has he received any bonus or other awards as per the terms of this agreement, since they will be determined at the end of the fiscal year 2000, and payable within 90 days after the end of the fiscal year if any, and whatever remains of this option will be reported in the year 2000 annual report of Meridian Holdings, Inc. Mr. Lyon's employment agreement is effective as of November 1, 1999 and compensation expense of $16,667 and $100,000 has been included in the 1999 and 2000 financial statements, respectively.

During the year, InterCare.com-dx, Inc. (the company) sold software licenses to CGI Communications (a related party). Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenues from the sale and the related accounts receivable is $1,382,450, and the licensing expense (cost of product sold) and the related accounts payable is $829,470.

Note 3. STOCK-BASED COMPENSATION

Stock-based compensation plans are accounted for, using the intrinsic value Method Prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued To Employees". The following financial statements includes 1,000,000 shares of Common Stock (adjusted for 100:1 stock split) issued in 1999 to Anthony C. Dike as a form of payment for services. No additional Stock was granted for the period ended December 31, 2000, other than the option to purchase 250,000 shares of Common Stock of the Registrant, based on the 2000 stock option plan.

The value of the common stock of the registrant was not determinable at the time of these issuance, and a value of $0.002 per share was used as the fair value of services rendered during the period.

Because the amounts were considered immaterial, they were not reflected in the accompanying statements of Income and cashflows for the year ended December 31, 2000 or 1999.

Note  4.  MERIDIAN  HOLDINGS,  INC.,  ADVERTISEMENT  PROGRAM

Significant terms and conditions for pre-paid banner advertisement is that Meridian Holdings, Inc., through its Capnet Gateway Online Services will offer a 25,000 advertisement view at $225 per week to InterCare.com-dx,Inc. The advertisement banners will be prominently displayed at the top of each page the term of the agreement is for one year, and renews automatically unless the InterCare.com-dx, Inc., defaults in payment or Meridian at its own sole discretion decide to discontinue the said advertisement offering for any reason. As of December 31, 1999 prepaid advertising was recognized as a current asset. The entire amount ($11,700) was expensed during the year ended December 31, 2000.

NOTE  5.  LEGAL  FEES

The Company has agreed to pay its corporate attorney Mr. Scott Wellman Esq., who is also a stockholder of the Company, $5,000 cash for his legal services relative to the public offering upon the registration statement for the
public  offering    becoming  effective.

The Company has also agreed to pay Mr. Randolph Katz, Esq., of Bryan Cave LLP, for his legal Services in connection with this offering as invoiced, which as of this writing is approximately $8,000.

These  obligation  have  been  accrued  in  the  accompanying  balance   sheet
and   the  costs  are  included  in  deferred  public  offering  costs.

NOTE  6. SUBSEQUENT  EVENTS

PUBLIC  OFFERING  OF  COMMON  STOCK

On December 31, 1999, the Board of Directors authorized the Company to sell in a public offering of 2,500,000 shares of common stock pursuant to an effective registration statement on Form SB-2 filed under the Securities Act of 1933. Each share shall have a purchase price of $5.00.

On March 23, 2001, the number of shares offered to be sold to the public was increased by the Registrant to 5,000,000 and the offering price was decreased to $5 per share.

Proceeds from the public offering shall be for working capital and general corporate purposes.

AGREEMENT WITH CHINA BUSINESS CHAIN GROUP, LLC.

On March 10, 2000, the Registrant signed an exclusive reseller agreement with China Business Chain Group, LLC, (CBCG) to market the MedMaster Suite of software application in China. Under the terms of the agreement, CBCG will purchase up to US $5 million in units of the Chinese version of the MedMaster suite in order to retain exclusive distribution rights to China. CBCG will work as an integrator, interfacing with other third-party Chinese healthcare applications. For this purpose, InterCare has agreed to license the MedMaster software on reasonable and cooperatively-priced terms. As a result of the multi-language functionality of the MedMaster software, InterCare anticipates that it will be relatively simple to make a Chinese version available to CBCG.

      EX-27.1
                             FINANCIAL DATA SCHEDULE


[ARTICLE]  5
[RESTATED]
[MULTIPLIER]  1

[PERIOD-TYPE]                             12-MOS
[FISCAL-YEAR-END]                       DEC-31-1999
[PERIOD-START]                          JAN-01-1999
[PERIOD-END]                            DEC-31-2000
[CASH]                                         2961
[SECURITIES]                                      0
[RECEIVABLES]                               1390185
[ALLOWANCES]                                      0
[INVENTORY]                                   66671
[CURRENT-ASSETS]                            1459817
[PP&E]                                         9645
[DEPRECIATION]                                 2664
[TOTAL-ASSETS]                              1482462
[CURRENT-LIABILITIES]                       1019290
[BONDS]                                           0
[PREFERRED-MANDATORY]                             0
[PREFERRED]                                       0
[COMMON]                                     650628
[OTHER-SE]                                  (187457)
[TOTAL-LIABILITY-AND-EQUITY]                1482462
[SALES]                                           0
[TOTAL-REVENUES]                            1562450
[CGS]                                       (846138)
[TOTAL-COSTS]                               (846138)
[OTHER-EXPENSES]                             453554
[LOSS-PROVISION]                                  0
[INTEREST-EXPENSE]                                0
[INCOME-PRETAX]                              (88736)
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                          104258
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                   0
[CHANGES]                                         0
[NET-INCOME]                                 367016
[EPS-BASIC]                                 0.033
[EPS-DILUTED]                                     0

<!--  EDIT  LINE  -->