Form 10QSB
period 2001-03-31
INTERCARE COM DX INC
filed 2001-05-15
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2001

(   )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Transition  Period  From  ___________  to  ____________


                        COMMISSION  FILE  NUMBER:   333-57780


                              INTERCARE.COM-DX,INC.
                             ----------------------
             (Exact  Name  of  Registrant  as  Specified  in  its  Charter)

              CALIFORNIA                                   95-4304537
    -------------------------------               ------------------------
    (State  of  Other  Jurisdiction  of                  (I.R.S.  Employer
    Incorporation  or  Organization)               Identification  Number)

        900  WILSHIRE  BOULEVARD,  SUITE  500,  LOS  ANGELES,  CALIFORNIA  90017
        ----------------------------------------------------------------
                    (Address  of  Principal  Executive  Offices)

                                 (213)  627-8878
        ----------------------------------------------------------------
              (Registrant's  telephone  number,  including  area  code)

                                       N/A
        ----------------------------------------------------------------
    (Former  name,  former address and formal fiscal year, if changed since last report)

Indicate  by  check  mark  whether  the  Registrant  (1)  has  filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and, (2) has been subject to such filing
requirements  for  the  past  90  days.     Yes  (  X  )   No   (    )

As of March 31, 2001, InterCare.com-dx, Inc., Registrant had 12,230,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.
                                        Page 1 of 12 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2001















                            Intercare.com-dx,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

          Independent  Accountant's  Report                                2

          Balance  Sheets  -  March  31,  2001                             3

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2001                                          4

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2001                                          5

          Notes  to  Financial  Statements                               6-7

          Company  Overview                                                9

          Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    11

PART  II   OTHER  INFORMATION

          Additional  Information                                         13

          Signature                                                       13

                             INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At March 31
                                                      2001                2000
                                                      ======             ======

ASSETS
Current assets
    Cash                                               $     6,193       $    828
    Accounts Receivable (Note 2 )                        1,385,850              -
    Less: Allow for Doubtful Accounts                            0              -
    Inventories                                             52,211         83,339
    Prepaid Expenses                                             0         11,770
                                                         ---------         ------
Total Current Assets.. . . . . . . . . . . . . . . .     1,444,254         95,867
                                                         =========         ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 6). . . . . .         9,070            253

Other Assets
    Deferred Public Offering Costs                          34,836              -
                                                         ----------      --------
           Total  Assets                                 1,488,160         96,120
                                                         ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 2) . . . . . . . . . . . . .  1,097,769              0
                                                         ---------        --------
           Total Current Liabilities  . . . . . . .      1,097,769              0
                                                         ---------        --------
Long term liabilities          . . . . . .. . . . .              0              0
                                                         ---------        --------
           Total Liabilities  . . . . . . . . . . .      1,097,769              0
                                                         =========        ========
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .       650,628          650,628
    Accumulated Deficit                                  (260,237)        (554,508)
                                                        ----------       ----------
           Total Stockholders' Equity . . . . . . .       390,391           96,120
                                                        ----------        ---------
Total Liabilities & Equity. . . . . . . . . . . .    $  1,488,160         $ 96,120
                                                         ==========       =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2001             2000
                                       ======            =====
Revenues  . . . . . . . .               $  334,199     $     0
Less: Cost of Revenues .                  (126,897)          0
                                          ---------    -------
          Gross Margin .                   207,302           0

Operating Expense. . . .                   280,082          36
Other Income and Expense                         0           1
                                        ----------    --------
          Net Income . .                $ (72,780)     $   (35
                                         =========     ========

Weighted average number of shares       12,230,902   11,000,000
Weighted average earnings per share       $ (0.006)    $ (0.000)



































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Three Months  ended March 31,

                                                             2001          2000
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $    (72,780)     $   (35)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                     881             -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .         4,334             -
      Inventories. . . . . . . . . . . . . . . . . .        14,460             -
      Prepaid Expenses . . . . . . . . . . . . . . .

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .        78,479             -
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .        25,374           (35)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of Fixed Assets. . . . . . . . . .                (306)            -
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .         ( 306)            0

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -             -
     Repayment of debt . . . . . . . . . . . . . . .       (21,836)
     Proceeds from long term debt. . . . . . . . . .             -             -
                                                          --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .       (21,836)            0

     Increase (Decrease) in cash . . . . . . . . . .         3,232           (35)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         2,961           864
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $      6,193     $     829
                                                        ===========     ==========













SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.



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

On June 30, 2000, the Company signed a master value added reseller agreement with Meridian Holdings, Inc., an affiliated company, to sell and support the MedMaster suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2001 and 2000:

                                                  2000            1999
                                                 =====           =====
Computer Hardware & Software                      $68,770      $56,967
Less:  Accumulated  Depreciation                   59,700       56,714
                                                 -------       -------
                                                  $ 9,070      $   253
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended march 31, 2001.

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

Software Development Cost

Software development costs are charged to current operations

Fair  Value  of   Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc., an affiliate, accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

The estimated expenses of this offering in connection with the issuance and distribution of the securities being registered, all of which are to be paid by the Registrant, excluding commissions and fees payable to the Escrow Agent and broker/dealers are as follows:

Registration  Fee                                                $ 6,600.00
Legal  Fees  and  Expenses                                        19,580.00
Accounting  Fees  and  Expenses                                    2,000.00
Printing                                                           3,785.00
Miscellaneous  Expenses                                            2,871.00
                                                                  ---------
         Total                                                   $34,836.00
                                                                  ==========


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

Note 3.  RELATED  PARTY  TRANSACTIONS

Mr. Russ Lyon recently waived his rights to exercise said option during the first quarter of 2001, in lieu of 200,000 shares of the registrant at zero par value, to be issued upon the effectiveness of the registrants registration statement. The shares will be issued pro-rata to the two years of the employment agreement.

Note 4. STOCK-BASED COMPENSATION

Stock-based compensation plans are accounted for, using the intrinsic value Method Prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued To Employees". The company issued a total of 1,230,902 shares to all its employees and consultants under the 2000 incentive stock option plan, during the quarter ended march 31, 2001.

NOTE  5. SUBSEQUENT  EVENTS

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

                          InterCare.com-dx, Inc.
                           Business Overview

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

RISKS  ASSOCIATED  WITH  MANAGING  GROWTH

The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, research and development and finance and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from any such growth. There can be no assurance that the Company will be able to successfully manage any future growth or to adapt its systems to manage such growth, if any, and its failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

LACK  OF  A  PRESENT  MARKET  FOR  SECURITIES

The Common Stock is currently not listed or trading in any exchange at this Time

MARKET  FOR  COMMON  STOCK

The Company intends to begin trading its common stock in the NASDAQ Small Cap Market, upon completing its current public offering of its common stock, as well As meeting the minimum listing requirements. There can be no assurance that the Company's common stock will be listed, or trade in such market at all. If the Company is unable to trade in such market, it may apply to trade on the OTC Bulletin Board administered by the National Association of Security Dealers.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $346,485 as at March 31, 2001 Compared to networking capital of $95,867 during the comparable period in 2000. This represents a 72% increase in working capital. The increase in working capital is due to the sales of additional MedMaster software licenses to Tenet HealthSystems Medical, Inc., and associated implementation
service  fees  earned  during  the  reporting  period.  Based  on   a  prior
agreement,  the  company  is  obligated  to  pay  60%  of  such  sales   to
Meridian Holdings, Inc., an affiliated. The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of March 31, 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Sb2 registration statement filed by the registrant in order to raise up to $25,000,000 was declared effective initially or January 29, 2001 by the United States Securities and Exchange Commission. An amended sb2 filed subsequent to that was declared effective as of April 3, 2001. As of this writing, the offering is on going and there is no assurance that the registrant will be able to raise all the funds required or any fund at all. If unable to raise the $500,000 minimum through this offering, the registrant may not be able to break escrow, and will therefore cancel the offering. This will seriously impact the liquidity of the registrant.

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

REVENUES

Total revenues for the year ended March 31, 2001 was $334,199 compared to $0 during comparable period in 2000. The revenue was generated from software license sales and consulting services (see note 2 to the financial statement). On March 16th, 2001, the Company sold one software license to Tenet Health Systems Medical, Inc. Based on a prior agreement, the company is obligated to pay 60% of such sales as royalty to Meridian Holdings, Inc.(an affiliated Company).

COST  OF  REVENUES

Cost of revenues increased to $126,897 for the period ended March 31, 2001 compared to $0 in the comparable period in 2000. This increase in the cost of revenue is due to licensing fees incurred from the purchase of MedMaster software license and level three support services from Meridian Holdings, Inc., a related party.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our Internet strategies, and software enhancement, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the second quarter of the year 2001, assuming more capital is raised from this offering to pay for such an expense.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2001 was $280,082, compared to $0 during the comparable period in 2000. The increase
in operating  expense  is  due   to   the  additional  operating  costs  of
increased personnel requirement, consultant fees, as well as research and further development of the MedMaster software program as a value added reseller. Of the $280,082 expenses during the period ended March 31 2001, $25,000 was for salary paid to Mr. Russ Lyon our President and Chief Technology Officer, $880.50 was for depreciation expense, the remaining balance was for general corporate purposes and product development.

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

NET  LOSS

The Company had a net loss of $(72,780) or (0.006) per share for the period ended March 31, 2001, compared with net loss of $(35) in March 31, 2000. The increase in net loss was due to increase in operating expense.

PLAN  OF  OPERATIONS

A  registration  statement filed by the Company for the purpose of raising up to

$25,000,000, was approved by United States Securities and Exchange Commission on January 29, 2001. The offering prospectus was amended on March 27, 2001, in Which the number of shares authorized for sell was increased from 2,500,000 to 5,000,000, and the offering price was decreased from $10 per share to $5 per share. The later was declared effective as of April 3rd, 2001.

The Company intends to use part of the funds raised during this offering for Product launching and general corporate purposes. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brand name, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

The registrant issued additional shares to its employees and consultants during the first quarter of 2001, pursuant to the 2000 Qualified and non-qualified incentive Stock-option plan. Also, during the first quarter of 2001, the board of directors approved an amendment to Mr. Russ Lyons employment agreement retro-actively dated November 30, 2000. Significant part of this amendment, is that Mr. Lyon shall waive his option to purchase 500,000 shares of Meridian Holdings, Inc., Common Stock at $0.50 per share, in lieu of receiving 200,000 restricted shares of the Registrant at zero par value, pro-rated to the term of his employment agreement (Please see Exhibit 1)


                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare.com-dx, Inc.

DATE:  May  12,  2001
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer