Form 10QSB/A
period 2001-03-31
INTERCARE COM DX INC
filed 2001-05-16
CIK 1103310

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

As of March 31, 2001, InterCare.com-dx, Inc., Registrant had 12,230,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.
                                        Page 1 of 12 sequentially numbered pages
                                                                       Form 10-Q
                                                              First Quarter 2001















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

          Notes  to  Financial  Statements                               6-8

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $346,485 as at March 31, 2001 Compared to networking capital of $95,867 during the comparable period in 2000. This represents a 72% increase in working capital. The increase in working capital is due to the sales of additional MedMaster software licenses to Tenet HealthSystems Medical, Inc., and associated implementation
service  fees  earned  during  the  reporting  period.  Based  on   a  prior
agreement,  the  company  is  obligated  to  pay  60%  of  such  sales   to
Meridian Holdings, Inc., an affiliate of the Company. The applicable revenue and expense and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of March 31, 2001.

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

REVENUES

Total revenues for the year ended March 31, 2001 was $334,199 compared to $0 during comparable period in 2000. The revenue was generated from software license sales and consulting services (see note 2 to the financial statement). On March 16th, 2001, the Company sold one software license to Tenet Health Systems Medical, Inc. Based on a prior agreement, the company is obligated to pay 60% of such sales as royalty to Meridian Holdings, Inc.(an affiliated company). Prior to execution of the master value added reseller agreement with Meridian Holdings, Inc., it had acquired MedMaster(tm), including its sub-systems, source-code and documentation, out of the bankruptcy proceedings of Sirius Computerized Technologies Limited and Sirius Technologies of America (collectively, "Sirius"). A significant creditor of Sirius, Lockheed Martin Systems Integration, Owego ("Lockheed") obtained a judgment against Sirius and executed same to obtain possession of the source-code underlying the MedMaster(tm) suite of software products, and has expressed its intention to exploit same, which could create a major competitor to this portion of our business. Meridian Holdings, Inc., has requested that Sirius and Lockheed negotiate a settlement of their dispute in order to permit Sirius to maintain its commitment to the Meridian Holdings, Inc., and, in turn, to the Company, to deliver the intellectual property in accordance with the terms of the Sirius/Meridian purchase agreement, as originally approved by the Israeli Bankruptcy Courts. As of the date of this Quarterly Report, no settlement agreement has been reached by Sirius, Lockheed, and Meridian. If no agreement is reached, Meridian has stated that it may be forced to seek redress through the Israeli Court Systems to recover all monies spent in salvaging the asset, as well as collateral damages it may have sustained as a result. There can be no assurance that Meridian may be able to afford such litigation or that it will succeed in obtaining any requested relief from the Israeli Courts. If Meridian is unsuccessful, the impact of Lockheed as a competitor to the Company's operations may be materially adverse.

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

NET  LOSS

The Company had a net loss of $(72,780) or (0.006) per share for the period ended March 31, 2001, compared with net loss of $(35). The increase in net loss was due to increase operating expense as described above.

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

InterCare.com-dx, Inc.

DATE:  May  12,  2000
                                   By:  /s/  Philip  Falese
                                        -------------------
                                           Philip  Falese
                                       Chief  Financial  Officer