Form 10QSB
period 2001-06-30
INTERCARE COM DX INC
filed 2001-08-14
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended          June  30,  2001

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

As of June 30, 2001, InterCare.com-dx, Inc., Registrant had 12,230,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.

                                        Page 1 of 16 sequentially numbered pages
                                                                       Form 10-Q
                                                             Second Quarter 2001

                            Intercare.com-dx, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - June  30, 2001                              3

          Statements of Operations for the Three Months
          ended  June  30, 2001                                        4

          Statement of Cash Flows for the Three Months
          ended June  30, 2001                                         5

          Notes to Financial Statements                                6-8

          Company Overview                                              9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Additional Information                                        12

          Signature                                                     12

INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                      Balance Sheet As At June 30,
                                                         2001               2000
                                                        ======             ======

ASSETS
Current assets
    Cash                                               $     5,512       $  1,232
    Accounts Receivable (Note 1 )                        1,385,850              -
    Less: Allow for Doubtful Accounts                            0              -
    Inventories                                            302,211         83,339
    Prepaid Expenses                                           (50)        11,770
                                                         ---------         ------
Total Current Assets.. . . . . . . . . . . . . . . .     1,693,523         96,271
                                                         ---------         ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .         9,070         11,406

Other Assets
    Cash Advance                                              500               -
    Deferred Public Offering Costs                          34,836         13,000
                                                         ----------      --------
           Total  Assets                                 1,737,929        120,677
                                                         ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . . .  1,514,302        161,171
                                                         ---------        --------
           Total Current Liabilities  . . . . . . .      1,514,302        161,171
                                                         ---------        --------
Long term liabilities          . . . . . .. . . . .         13,500              0
                                                         ---------        --------
           Total Liabilities  . . . . . . . . . . .      1,527,802        161,171
                                                         ---------        --------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .       650,628          650,628
    Retained Earnings                                    (187,099)        (554,292)
    Accumulated Deficit                                  (253,402)        (136,829)
                                                        ----------       ----------
           Total Stockholders' Equity . . . . . . .       210,127          (40,494)
                                                        ----------        ---------
Total Liabilities & Equity. . . . . . . . . . . .    $  1,737,929         $120,677
                                                        ==========        =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Six Months ended  June 30,

                                         2001             2000
                                       ======            =====
Revenues  . . . . . . . .               $  334,199     $     0
Less: Cost of Revenues .                  (126,897)          0
                                          ---------    -------
          Gross Margin .                   207,302           0

Operating Expense. . . .                   462,321     137,765
Other Income and Expense                     1,617        (936)
                                        ----------    --------
          Net Income . .                $ (253,402)   $(136,829)
                                         =========     ========

Weighted average number of shares       12,230,902    11,000,000
                                         $ (0.02)     $ (0.000)


































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Three Months  ended June 30,

                                                              2001          2000
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $   (253,402)    $(136,829)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                   2,986             -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .         3,834           132
      Inventories. . . . . . . . . . . . . . . . . .      (235,540)            -
      Prepaid Expenses . . . . . . . . . . . . . . .            50             -
      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .       495,012       161,219
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .        12,940        24,521

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .             -       (13,000)
      Acquisition of Fixed Assets. . . . . . . . . .        (2,411)      (11,153)
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .        (2,411)      (24,153)

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .           13,500             -
     Repayment of debt . . . . . . . . . . . . . . .       (21,836)            -
     Proceeds from long term debt. . . . . . . . . .           358             -
                                                          --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        (7,978)            0

     Increase (Decrease) in cash . . . . . . . . . .         2,551           368
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         2,961           864
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $      5,512     $   1,231
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

On June 30, 2000, the Company signed a master value added reseller agreement with Meridian Holdings, Inc., the parent company, to sell and support the now discontinued MedMaster suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 30, 2001 and 2000:

                                                  2001            2000
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68.120
Less:  Accumulated  Depreciation                   59,700       56,714
                                                 -------       -------
                                                  $ 9,070      $11,406
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended June 30, 2001.

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

Note 2.  RELATED  PARTY  TRANSACTIONS

Mr. Russ Lyon recently waived his rights to exercise said option during the first quarter of 2001, in lieu of 200,000 shares of the registrant at zero par value, to be issued upon the effectiveness of the registrants registration statement. The shares will be issued pro-rata to the two years of the employment agreement.

NOTE  3. SUBSEQUENT  EVENTS

Software Developers Agreement with QRS Diagnostics, LLC.

On June 26, 2001, the registrant entered into a software developers agreement with QRS Diagnostics, LLC, a Minnesota Corporation. Under the terms of the agreement, QRS grants a non-exclusive, non-transferable license to the registrant to use the Software Developers Kit (SDK) delivered under this Agreement in accordance with the terms and conditions herein, which includes interfacing the software into the registrant next generation of clinical documentation and data acquisition software program known as ICE (InterCare
Clinical Explorer). All copies of the SDK shall be the sole and exclusive property of QRS.

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

The company is currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the registrant at the request of Meridian Holdings, Inc., our parent company, due to on going legal dispute regarding the rights to ownership of clear title between Lockheed Martin and the estate of Sirius Computerized Technology of Israel.

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

SELECTED  FINANCIAL  DATA

The Company had no revenues from operations in the quarter ended June 30, 2001, this compares moderately with the comparable period in 2000. The entire quarter was devoted (in conjunction with its parent company, Meridian Holdings, Inc.
(MEHO)) to developing and testing its new family of software. The Company is nearing completion of the first phase and anticipates to begin licensing in the third quarter of 2001.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plan. The SB2 registration statement filed by the registrant in order to raise up to $25,000,000 was declared effective initially or January 29, 2001 by the United States Securities and Exchange Commission. An amended SB2 filed subsequent to that was declared effective as of April 3, 2001. As of this writing, the offering is on going and there is no assurance that the registrant will be able to raise all the funds required or any fund at all. If unable to raise the $500,000 minimum through this offering, the registrant may not be able to break escrow, and will therefore cancel the offering. This will seriously impact the liquidity of the registrant.

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

REVENUES

The company is currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the applicant at the request of Meridian Holdings, Inc., our parent company, due to on going legal dispute regarding the rights to ownership of clear title between Lockheed Martin and the estate of Sirius Computerized Technology of Israel.

For six months period ended June 30,2001, the registrant generated approximately $334,199 in total revenue, as oppose to the $0 revenue for comparable period in 2000.

The increase in revenue was due to sale of software license as well as revenue generated from software implementation and maintenance services.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result no sales or marketing expenses were incurred during the three month period ended June 30, 2001.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the second quarter ended June 30, 2001 was $158,299, compared to $0 during the comparable period in 2000. For the year-to-date general administrative expenses, the Company had incurred $285,196 compared to $137,090 in the comparable period in 2000. The increase in
operating  expense  is  due   to   the  additional  operating  costs  of
increased personnel requirement, consultant fees, as well as research and further development of the MedMaster software program as a value added reseller, and most recently, due to development of new family of software. Of the $285,196 expense in 2001, $157,000 was spent on research and development. Approximately $55,000 was spent on salary to employees, $19,580 for the efforts in the initial public offering and the remaining balance was for facilities and general corporate purposes.

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

NET  LOSS

The Company had a net loss of $(253,402) or (0.002) per share for the year-to-date ended June 30, 2001, compared with net loss of $136,829 in the comparable period in 2000. The increase in net loss was due to increased operating expense as described above.

PLAN  OF  OPERATIONS

A registration statement filed by the Company for the purpose of raising up to $25,000,000, was approved by United States Securities and Exchange Commission on January 29, 2001. The offering prospectus was amended on March 27, 2001, in which the number of shares authorized for sale was increased from 2,500,000 to 5,000,000, and the offering price was decreased from $10 per share to $5 per share. The later was declared effective as of April 3rd, 2001.

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

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

On June 26, 2001, the registrant entered into a software developers agreement with QRS Diagnostics, LLC, a Minnesota Corporation. Under the terms of the agreement, QRS grants a non-exclusive, non-transferable license to the registrant to use the Software Developers Kit (SDK) delivered under this Agreement in accordance with the terms and conditions herein, which includes interfacing the software into the registrant next generation of clinical documentation and data acquisition software program known as ICE (InterCare
Clinical Explorer). All copies of the SDK shall be the sole and exclusive property of QRS.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCARE.COM-DX,  INC.

DATE:  August 13,  2001
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer