Form 10QSB
period 2001-09-30
INTERCARE COM DX INC
filed 2001-11-15
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended        September 30, 2001

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

As of September 30, 2001, InterCare.com-dx, Inc., Registrant had 12,230,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.














                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                             Third Quarter 2001


                            Intercare.com-dx, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2001                         3

          Statements of Operations for the Nine Months
          ended September 30, 2001                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2001                                     5

          Notes to Financial Statements                                6-8

          Company Overview                                              9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Additional Information                                        12

          Signature                                                     13

INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At Sept. 30,

                                                         2001               2000
                                                        ======             ======

ASSETS
Current assets
    Cash                                               $    10,225       $  1,148
    Accounts Receivable - Net (Note 1 )                  1,385,850        180,000
    Inventories                                            160,461         83,339
    Prepaid Expenses                                           (50)        11,770
                                                         ---------         ------
Total Current Assets.. . . . . . . . . . . . . . . .     1,555,474        276,187
                                                         ---------         ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .         9,070         10,836

Other Assets
    Cash Advance                                               500              -
    Deferred Public Offering Costs                          35,636         13,000
                                                         ----------      --------
           Total  Assets                                 1,601,692        300,023
                                                         ==========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . . .  1,499,351        293,173
    Others                                                  25,692              -
                                                         ---------        --------
           Total Current Liabilities  . . . . . . .      1,525,043        293,173
                                                         ---------        --------
Long term liabilities          . . . . . .. . . . .         16,500              0
                                                         ---------        --------
           Total Liabilities  . . . . . . . . . . .      1,541,543        293,173
                                                         ---------        --------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . .         698,089          650,628
    Retained Earnings                                    (187,099)
    Accumulated Deficit                                  (450,841)        (643,778)
                                                        ----------       ----------
           Total Stockholders' Equity . . . . . . .        60,149            6,850
                                                        ----------        ---------
Total Liabilities & Equity. . . . . . . . . . . .    $  1,601,692         $300,023
                                                        ==========        =========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Mos. Ended Sept. 30,   9 Mos. Ended Sept. 30,

                                        2001         2000       2001          2000
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $        0   $ 180,000   $ 334,199   $ 180,000
Less: Cost of Revenues .                      0          0     (126,897)          0
                                       ---------    -------    ---------    -------
          Gross Margin .                      0     180,000     207,302     180,000

Operating Expense. . . .                197,600     130,971     659,906     268,736
Other Income and Expense                    160      (1,506)      1,762         570
                                     ----------    --------    ----------   -------
          Net Income . .             $ (197,440)   $ 50,535  $ (450,841)   $(89,306)
                                      =========    ========   ==========    ========

Weighted average number of shares   12,230,902   11,000,000   12,230,902  11,000,000
                                     $ (0.002)    $  0.004   $ (0.003)    $ (0.008)







































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                              For the Nine Months Ended Sept. 30,

                                                              2001          2000
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $   (450,841)    $( 89,306)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                   2,986           570
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .         3,835      (180,000)
      Inventories. . . . . . . . . . . . . . . . . .       (71,123)            -
      Prepaid Expenses . . . . . . . . . . . . . . .            50             -
      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .       489,214       293,173
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .       (25,884)       24,437

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .       (22,636)      (13,000)
      Acquisition of Fixed Assets. . . . . . . . . .             -       (11,153)
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .       (22,636)      (24,153)

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .           16,500             -
     Loan From Meridian Medical Group. .  . . . . . . . . . 21,800             -
     Repayment of debt . . . . . . . . . . . . . . .       (30,329)            -
     Loan from Officer                                       3,800             -
     Sale of Common Stock . . . . . . . . . . . . .         47,450             -
     Proceeds from long term debt. . . . . . . . . .           358             -
                                                          --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        55,779             0

     Increase (Decrease) in cash . . . . . . . . . .         7,264           284
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         2,961           864
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $     10,225     $   1,148
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept. 30, 2001 and 2000:

                                                  2001            2000
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68.120
Less:  Accumulated  Depreciation                   59,700       57,284
                                                 -------       -------
                                                  $ 9,070      $10,836
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended Sept. 30, 2001.

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

The estimated expenses of this offering in connection with the issuance and distribution of the securities being registered, all of which are to be paid by the Registrant, excluding commissions and fees payable to the Escrow Agent and broker/dealers are as follows:

Registration  Fee                                                $ 6,600.00
Legal  Fees  and  Expenses                                        19,580.00
Accounting  Fees  and  Expenses                                    2,000.00
Printing                                                           3,785.00
Miscellaneous  Expenses                                            3,671.00
                                                                  ---------
         Total                                                   $35,636.00
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

Note 2.  RELATED  PARTY  TRANSACTIONS

Mr. Russ Lyon waived his rights to exercise said option during the first quarter of 2001, in lieu of 200,000 shares of the registrant at zero par value, to be issued upon the effectiveness of the registrants registration statement. The shares will be issued pro-rata to the two years of the employment agreement.

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

Amended  SB-2  Filing
On September 5, 2001, the registrant amended SB-2 file with United States Securities and Exchange Commission was declared effective. In this amendment, the registrant updated its' business plan as well as the financial statements. Details of this amendment can be found in SEC Edgar website.

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

SELECTED  FINANCIAL  DATA

The Company had no revenues from operations in the quarter ended Sept 30, 2001, this compares moderately with the comparable period in 2000. The entire quarter was devoted (in conjunction with its parent company, Meridian Holdings, Inc.
(MEHO)) to developing and testing its new family of software. The Company is nearing completion of the first phase and anticipates to begin licensing in the fourth quarter of 2001.

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

REVENUES

The company is currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the applicant at the request of Meridian Holdings, Inc., an affiliated company, due to on going legal dispute regarding the rights to ownership of clear title between Lockheed Martin and the estate of Sirius Computerized Technology of Israel.

For nine months period ended Sept 30,2001, the registrant generated approximately $334,199 in total revenue, as oppose to $180,0000 revenue for comparable period in 2000. The increase in revenue was due to sale of software license as well as revenue generated from software implementation and maintenance services in the first quarter of 2001.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result no sales or marketing expenses were incurred during the three month period ended Sept 30, 2001.

PRODUCT  AND  CONTENT  DEVELOPMENT

Software products and Internet content development expenses is anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs. The Company projects to spend over $1,000,000 during the next 12 months to fund project and content development. This is contingent upon the Company's ability to raise funds from investors.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter ended Sept 30, 2001 was $197,600, compared to $130,971 during the comparable period in 2000.
For nine month period ended September 30, 2001, general administrative expenses, the Company had incurred $659,906 compared to $268,736 in the comparable period in 2000. The increase in operating expense is due to the additional operating costs of increased personnel requirement,
consultant  fees,  as  well   as  research  and  further  development   of   the
MedMaster software program in the first quarter as a value added reseller, and most recently, due to development of new family of software. Of the $659,906 expense in 2001, $357,000 was spent on research and development. Approximately $105,000 was spent on salary to employees, $64,000 spent on facilities and supplies, $ 71,000 on consultants, and the remaining balance was for general corporate purposes.

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

NET  LOSS

The Company had a net loss of $(450,841) or (0.003) per share for the Nine months period ended Sept 30, 2001, compared with net loss of $89,306 in the comparable period in 2000. The increase in net loss was due to increased operating expense in the absence of corresponding revenue as described above.

PLAN  OF  OPERATIONS

A registration statement filed by the Company for the purpose of raising up to $25,000,000, was approved by United States Securities and Exchange Commission on January 29, 2001. The offering prospectus was amended on March 27, 2001, in which the number of shares authorized for sell was increased from 2,500,000 to 5,000,000, and the offering price was decreased from $10 per share to $5 per share. The latter was declared effective as of April 3rd, 2001. The registrant filed yet another amendment to the registration statement, which was declared effective on September 5, 2001. In this amendment, the registrant disclosed a change in its' business plan, as well as updated financial statement. The offering period was also extended for additional twelve months from September 5th 2001 to September 5 2002. Details of this amended filing can be found at the SEC Edgar website.


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



INTERCARE.COM-DX,  INC.

DATE:  November 14,  2001
                                   By:  /s/  Philip  Falese
                                        -------------------
                                             Philip  Falese
                                       Chief  Financial  Officer