Form 10QSB/A
period 2001-09-30
INTERCARE COM DX INC
filed 2001-11-19
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB/A
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant filed yet another amendment to the registration statement, which was declared effective on September 5, 2001. In this amendment, the registrant disclosed a change in its' business plan, as well as updated financial statement. The offering period was also extended for additional twelve months from September 5th 2001 to September 5 2002, and the minimum amount of shares to be sold before escrow can be broken was reduced from $500,000 to $50,000. As of this writing, the offering is on going and there is no assurance that the Registrant will be able to raise all the funds required

RESULTS  OF  OPERATIONS

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

NET  LOSS

The   Company   had  a  net  loss  of  $450,841  or  (0.003)  per  share for the
Nine months period ended Sept 30, 2001, compared with net loss of $89,306 in the comparable period in 2000. The increase in net loss was due to increased operating expense in the absence of corresponding revenue as described above.

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

The registrant filed yet another amendment to the registration statement, which was declared effective on September 5, 2001. In this amendment, the registrant disclosed a change in its' business plan, as well as updated financial statement. The offering period was also extended for additional twelve months from September 5th 2001 to September 5 2002, and the minimum amount of shares to be sold before escrow can be broken was reduced from $500,000 to $50,000. Details of this amended filing can be found at the SEC Edgar website.


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