Form 10QSB/A
period 2001-09-30
INTERCARE COM DX INC
filed 2002-01-02
CIK 1103310

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
                                                        ==========        =========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Mos. Ended Sept. 30,   9 Mos. Ended Sept. 30,

                                        2001         2000       2001          2000
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $        0   $ 180,000   $ 334,199   $ 180,000
Less: Cost of Revenues .                      0          0     (126,897)          0
                                       ---------    -------    ---------    -------
          Gross Margin .                      0     180,000     207,302     180,000

Operating Expense. . . .                197,600     130,971     659,906     268,736
Other Income and Expense                    160      (1,506)      1,762         570
                                     ----------    --------    ----------   -------
          Net Income . .             $ (197,440)   $ 50,535  $ (450,841)   $(89,306)
                                      =========    ========   ==========    ========

Weighted average number of shares   12,230,902   11,000,000   12,230,902  11,000,000
                                     $ (0.002)    $  0.004    $ (0.04)    $ (0.008)







































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