Form 10KSB
period 2001-12-31
INTERCARE COM DX INC
filed 2002-04-01
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2001

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

As of December 31, 2001, InterCare.com-dx, Inc., Registrant had 12,242,792 shares of its zero par value common stock outstanding.















                                        Page 1 of 27 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2001


                                TABLE OF CONTENTS

                                                                    Page Number
                                    PART  I

Item 1. Description of Business . . . . . . . . . . . . . . . . . . . .  . . 1

Item 2. Description of Property . . . . . . . . . . . . . . . .  . . . . . . 16

Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .16

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . .16

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . ..16

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . .  . .19

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . 21

Item 8. Changes In an Disagreements With Accountants on Accounting and .. . .21
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . 21

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . 23

Item 11. Security Ownership of Certain Beneficial Owners and Management . . .24

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . ..25

Item 13. Exhibits and Reports on Form 8-k  . . . . . . . . . . . . . . . . . 26

PART  I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS OVERVIEW

InterCare.com-dx, Inc. formerly known as Inter-Care Diagnostics, Inc., is organized in the State of California. We are an innovative software products and services company specializing in providing healthcare management and information systems solutions.

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

We have created, published and marketed software products that is embedded with sound, text and video, for purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management, medical and health-related contents and information targeted towards the education, consumer and healthcare industry markets.

Our Products and Services

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

On June 30, 2000, the company signed a master value added reseller agreement with Meridian Holdings, Inc., the parent company, to sell and support the MedMaster(tm) suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

On June 30, 2001, the company discontinued its sale of Medmaster software at the request of Meridian Holdings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm)(InterCare Clinical Explorer), that is scheduled to be released in second quarter of 2002.

The strength of ICE application is derived from differentiated core technologies consisting of: Mainstream SQL Database with full open architecture; human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets; and interface capabilities to facilitate peaceful coexistence with other systems.

InterCare is in the midst of transitioning the ICE solution into an Internet web-browser enabled application. This will facilitate access to the ICE data repository. ICE(tm) Internet capabilities will facilitate the proactive participation of the consumer in the entire care delivery process. As such, InterCare will have ICE(tm) positioned to become a significant player in the growing market of Internet-based, e-healthcare community solutions. This will significantly expand the scope of available healthcare solutions.

Benefits of ICE(tm) Products to Healthcare Payors and Providers include:

Point of Care Documentation

Applications enabling all care providers (e.g. physicians, nurses, PA's, technologists, therapists, dieticians, etc.) to document objective and subjective patient data at the point-of-care in a manner that enhances compliance, reduces time, enhances communications, controls resource utilization and enhances revenue generation.

Order entry and results reporting

Simplified multi-disciplinary communication of orders, referrals, consultations, notes and retrieval of results including Laboratory, Radiology, Pharmacy, Respiratory Therapy, Dietary, Physiotherapy, Nursing and the like.

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

Central Data Repository

Aggregation of all patient-centric data in the enterprise from all legacy and newer information systems, including Registration, ADT, lab, radiology, pharmacy PACS, departmental systems and ICE(tm).

Medical knowledge base / lexicon

Multiple  third-party  knowledge bases and lexicons can be readily  incorporated
into  ICE(tm)   including  ICD9,  CPT4,   DSM-4,  application  objects,  lexicon
objects, security objects and individual user preferences.

Bi-directional legacy integration middleware

Data exchange in real-time between ICE(tm) and legacy systems to facilitate data merging, data normalization and information consolidation.

Real-time Electrophysiological and Clinical Data Acqusition

InterCare has obtained a developers license from QRS Diagnostics, inc., to integrate their Medic Software application into ICE(tm), thus making it possible to add such medical diagnostic data as ECG, Temperature, Weight Spirometry and Pulse-oximetry into ICE(tm) database real-time.

Data discovery, mining and analysis

Suite of ad-hoc, programming free tools, enabling novice users experimental "cruising" of all enterprise data in real-time.

InterCare's  ICE(tm)   software  operates  over  a  customizable and highly
adaptable operating environment. ICE(tm) is designed to concurrently serve all care providers throughout the continuum-of-care from acute and long-term care to ambulatory and home health care:

- The various medical professions (i.e. physician, nurse, therapists, technologists, dietician, etc.)
- The various medical specialties (i.e. Primary care, OB/Gyn, Pediatrics, Surgery, etc.)
- The various facility types (i.e. acute care, ambulatory care, long term care and home care)

ICE(tm) can seamlessly integrate with legacy systems (utilizing any off- the- shelf interface engine) through both HL7 and proprietary legacy interfaces. A 12-tier security paradigm offers industry leading confidentiality and control of information. Security "behavior" rules are fully configurable by privileged system administrator(s), without programming, through the underlying knowledge bases. ICE(tm)'s embedded security will be fully HIPAA (Health Insurance Portability and Accountability Act of 1996 ) compliant when the final rulings are released, and supports data compartmentalization down to the level of specific value in any data field.

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

Our Product Features and Benefits

ICE(tm) incorporates a wide variety of capabilities and functionality, which differentiate it from other generally available Electronic Medical Record/Central Database Repository (EMR/CDR) software programs in the global Healthcare Information Technology (IT) market.

The most significant differentiators are:

Fully integrated Software Program

ICE(tm)   is  not  an aggregation of unrelated and disintegrated legacy products
acquired  through  M&As.  ICE(tm)   is  designed  and  developed  as  a  fully
integrated suite of products, which utilize an identical graphic user interface on top of a scaleable and highly adaptable component architecture. Thus, each of the variety of ICE(tm) products is inherently integrated (data model and business rules alike) with the other products, and the underlying CDR/MKB.

Human  anatomy  image  annotation  and  embedding,  point-and-click  data  entry

Three-dimensional (3D) MKB (Medical Knowledge Base) navigation utilizing gender-sensitive, human anatomy drawings. Keyboardless medical documentation through drag-and-drop of findings on top of human anatomy . Presentation of lifetime medical history data over a single full-body drawing. Automatic generation of all progress notes and forms from the graphical queues entered by the end user on top of human anatomy drawings as well as annotation of an embedded image referenced in the body of the document.

Customizable, component-based architecture

Multi-tier,   common   enterprise    architecture  for   all   ICE(tm)  products
Multi-threaded   engines  &  components. Automatic  and manual  load balancing &
distribution  through  multiple engines utilizing entry level PC hardware.

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


Repository, data warehouse and datamart unification

While ICE(tm) master central data repository engine(s) will serve the multitude of concurrent enterprise users, its live backup(s) simultaneously will serve as data warehouse and datamart for ad-hoc data discovery, mining and analysis in real-time.

Third-party legacy integration

Seamless bi-directional integration with ancillary, administrative and financial legacy systems. Concurrent support for both HL7 and proprietary legacy messaging. Plug-and-play legacy interface(s) addition and/or modification. Immediate value and ROI to the enterprise by integration of legacy systems only into the ICE(Tm) CDR prior to any ICE(Tm) application implementation.

Current Resell Partners

China Business Chain Group, LLC.

The Company has entered into an exclusive reseller agreement with China Business Chain Group to market and implement the Chinese version of ICE(tm), to prospective clients in China and Taiwan.

Telehealth, LLC.

The Company has entered into an exclusive reseller agreement with Telehealth, LLC.,to market and implement the Arabic version of ICE(tm), to prospective clients in the Arabic speaking countries in the Middle-East.

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

FUTURE GROWTH OF OUR BUSINESS MODEL

The Internet has created new and evolving ways for conducting commerce. According to Forrester Research, business-to-business electronic commerce is expected to grow to $1.3 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. The market for applications that enable business-to-business electronic commerce is expected to reach $1.5 billion by year-end, according to Dataquest. Enterprises that have successfully implemented web-enabled customer interfaces now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. In the changing world of healthcare, one trend serves the common interests of doctors, patients, and medical administrators: to maintain and increase the quality of care through new and more cost-effective technologies, hence the Company's interest in the emerging healthcare transactions and tele-medicine services and software applications development.

There   are   several   different    reports   and   articles   discussing   the
tele-medicine market. Each of them looks at tele-medicine in a slightly different way and provides different estimates, as follows:

- Business Communications Company (BCC): A large consulting firm that produces industry reports on many industry sectors. In February 1998 the firm produced a report titled: Tele-medicine Opportunities for Medical and Electronic Providers (240 pages, cost: $1,350). Ben Grimley, an industry analyst who specializes in health and information technology issues, prepared the report. BCC estimates that the current U.S. market for tele-medicine is $65 million and will reach $3 billion by the year 2002 based on the high growth rates of leading market segments and an assumption that full reimbursement for tele-medicine services will continue to become more common. They predict the overall growth rate for tele-medicine to be 35 percent per year over the next five years with a 42 percent increase in public sector investments and an 89 percent growth in sites over the same period. The report cites provider plans for predicting a 280 percent growth in prison tele-medicine sites over five years and a doubling of military investment over seven years. The predicted rates of growth for tele-medicine is particularly important given the firm's prediction that the market for overall health-care related information is expected to grow only three percent per year.

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

For consumers / patients

Facilitate and encourage consumer/patient participation in the care delivery process through Internet technologies. Facilitate anytime & anywhere secure access to the patient's lifetime medical record as maintained by the healthcare enterprise. Enable the consumer/patient to obtain a variety of services from his care providers and from the healthcare enterprise. Facilitate consumer/patient access to quality healthcare content, encouraging self-treatment of minor healthcare problems outside the care system.

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

For healthcare IT professionals

Facilitate   continuous   improvements   in  the  central  control,  management,
administration and maintenance of ICE(tm) as a centerpiece component of the healthcare enterprise integrated IT software program. Enable flexible distribution of system management and administration responsibilities between care providers, IT professionals and outsourced / ASP services.

For payers

Facilitate  improvement  of  care  quality  while  reducing  the  cost  of care.
Enabling improved analysis and control over fraud and abuse. Facilitate improvements in automated approval/rejection of care procedures before its execution. Facilitate real-time comparative analysis of performance vs. cost of care providers.

Market Positioning

Current  Market  Space  Spot

The ICE(tm) EMR/CDR software program is currently positioned and competing in the conventional healthcare IT enterprise space. This space is primarily occupied by large strong competitors, each leveraging a large customer base, significant recurring revenue (from maintenance services), and a broad product offering. This market space has been undergoing significant consolidations during last couple of years, and are expected to continue well into this century. A typical healthcare IT sales contract in this market space requires significant capital investments by the customer, and places the entire risk on the customer. Meta Group estimates that 5-year healthcare IT costs are ~$100M per a typical Hospital in the US, with 70% of the software programs purchased failing expectations and replaced within 2-3 years. The ICE(tm) software program will offer significant advantages over the competition in a variety of technical and functional aspects required from an enterprise EMR/CDR software program. Yet, the market's immaturity and the extent of risk involved with significant up-front capital investments, makes it a greater challenge for Intercare.com-dx to successfully play in this market space.

New Market Space Spot
With the transition of its enterprise software program to the Internet, and the expansion of its solutions' scope to incorporate support for both consumers and payers, InterCare is now re-positioning its offering into a new market space: eHealth Virtual Community Solution. Unlike the conventional healthcare IT enterprise market, this market space is currently less populated (although all large players are expected to vigorously play in this market space sooner or later). This re-positioning also incorporates a fundamental change in the company's business and revenue models. It involves transitioning from the traditional up-front capital investment sales model into a service-based (per-user, per month fees) turn-key software program sales model, with or without support of a pure ASP model. This transition is focusing on better leveraging the strengths of the InterCare ICE(tm) software program, while trying to minimize the effects of current weaknesses of the company over customers, strategic partners and investors.

Strengths and weaknesses

Weaknesses

Intercare  most  apparent  weaknesses  when  operating  in  the  US  market are:
-       Very  small  customer  base  in  the  USA
- Partial proof/testimony of live enterprise sites using ICE(tm) in the USA
-       Insufficient  customer  services  and  support infrastructure in the USA
- Perception of a small ("thin") company in comparison with well established (and public) US healthcare IT companies
-       Limited  number  of  strategic partners in complementary expertise areas
- Limited capability of InterCare (at current size and structure) to effectively operate and contract directly with enterprise customers in the USA

Strengths

InterCare strengths when operating in the US market are:

- Point-Of-Care EMR management, care standards, workflow management, personal productivity management, common enterprise knowledge base, enterprise data warehouse, legacy integration middleware and data mining, which are generally available (ICE(tm))
- ICE(tm) architecture initially designed to support Internet (n-tier) implementations
-       ICE(tm)    architecture  supportive  of  concurrent  multi-lingual users
-       ICE(tm)    architecture  supportive  of  remote  administration  and
        maintenance
-       InterCare  control  over  competitive  product  packaging  and  pricing strategies
- InterCare proven quick turn-around compliance to market trends and demands (6-9 months between major versions)
-       InterCare  competitive  lower  cost  of  enterprise  product development
-       Extensive, multi-level customization of ICE(tm)   software programs'
        components, requiring  no  source  code  intervention
- Compliance with HIPAA through customer controlled security business rules.
- InterCare expects its transition to the eHealth market space, coupled with its revised service-based sales model, to make these strengths a significant competitive advantage over its competition.

Competition in the new market space
The current and potential competition in the eHealth Virtual Community Solutions market is coming from the following categories:
-    Pure  Internet  players
-    Legacy  +  Internet  players
-    EMR/Clinical  players
-    Legacy  players
(see  attached comparison analysis tables of current and potential competitors).

Important recent transactions/events in the healthcare IT market space, which are significant to mention in the context of current and potential competition to InterCare:
Healtheon  acquisition  of  WebMD  and  MedE
Eclipsys  acquisition  of  Transition  Systems/Healthvision
McKessonHBOC  acquisition  of  Abaton.com

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

Prospective  Customer  Access/Sales  Process  Leadership

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

Product  Packaging  &  Pricing

Short  Term
In order to enable quick transition to the new service-based sales model, InterCare does not intend to modify the current (and simple) packaging of its
ICE(tm)    software application .  This  includes  4  "rentable"  software components:

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

The  ASP  model

Short-term
The ASP (Application Service Provider) model is gaining momentum in the IT market, although the healthcare market is slower in adopting it. InterCare expects different variations of the ASP model to be requested by a limited portion of its customers, ranging from remotely operating the system located in the customer's facilities, all the way through full outsourcing using the ASP servers farm model. In order to being able to offer prospective customers a pure ASP model, InterCare needs to establish a relationship with at least one ASP (which yet needs to be established). Any variation of ASP software application model does not mitigate the need to integrate the ICE(tm) software application with the existing legacy systems operational at the customer's enterprise.

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

ICE(tm)    Virtual  Community  Solution  Vision  &  Scope

General  Overview

The ICE(tm)    enterprise  software application   in  its  generally  available
Version 1.0 will provide a wide range of capabilities/functionality in the following areas:

Lifetime  Electronic  Medical  Record  Management
-   Acute  care
-   Ambulatory  care
-   Long  term  care
-   Home  care

Multi-disciplinary  care  standards
-   Protocols
-   Pathways
-   Care  plans

Quality  &  cost  management
-   Staffing
-   Cost
-   Case  management

Order  entry  &  Result  reporting
-   Lab
-   Radiology
-   Pharmacy
-   Nursing
-   Diet
-   Consultation
-   Transcription
-   Other

Personal  productivity
-   Personal  desktop
-   Cover  sheet
-   Automatic  document/form  generation
-   Automatic  encounter  codification

Groupware  productivity

-   Unit charting
-   Communication & messaging
Security  (HIPAA  compliant)
-   Security
-   Confidentiality
-   Compartmentalization

Enterprise  Knowledge  base  (multi-lingual)
-   Enterprise  lexicon
-   Containers
-   Legacy  normalization

Enterprise  data  warehouse
-   Demography/Administrative
-   ADT
-   Clinical e.g ECG, Temperature, Spirometry, Pulse-Oximetry etc.

-   Orders  &  Results
-   Multimedia Legacy  system  integration
-   Mini  MPI  (Master  Patient  Index)
-   Bi-directional  legacy  data  normalization

Although InterCare intends to continue adding capabilities to its core Enterprise platform, the prime effort in the near term will be directed toward completing its transition to support the Internet application server paradigm. In addition, InterCare intends to put both focus and efforts on developing the complementary "pieces" of the ICE(tm) Virtual Community Solution, namely the provider and consumer components utilizing thin client technology.

The  Enterprise  Software application
InterCare is now utilizing Microsoft Visual Basic and SQL Server as the Technology infrastructure for ICE(tm).

InterCare is also evaluating in parallel 3 additional options for implementing the GUI tier:
- ActiveX/JavaScript GUI components (for the enterprise's Intranet implementation);
-   Terminal Server architecture;
-   JAVA  based  GUI.

Beyond the Internet transition and the "natural" expansion of clinically-focused functionality, InterCare intends to place significant focus on the integration of financial / administrative topics into the existing ICE(tm) software application . These include:
- Verification of patient eligibility & health plan authorization of procedures being ordered at the point-of-care;
-   Improved  point-of-care  alerts  (through  rules-based  mechanism);
- Automatic optimization of encounter reimbursement codification (ambulatory care & acute care);
- Financial performance of a variety of aspects of the healthcare enterprise's operations.

These and additional capabilities are based on off-the-shelf technologies/services commercially available from third-party vendors, and InterCare intends to partner with a variety of such vendors and integrate Their products into ICE(tm). Such products includes Video-Conferencing, Voice recognition, Medical transcription, Embededed Images with annotation capabilities etc.

Anytime  &  Anywhere  Secure  Access  by  Authorized  Enterprise  Users

Browser-based, thin client software application , enabling care providers with privileges within the healthcare enterprise to access the enterprise CDR with a sub-set of the functions provided by the ICE(tm) enterprise software application . These include:

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

Risk Factors

CHANGES  IN  THE  HEALTH  CARE  INDUSTRY  COULD  ADVERSELY  AFFECT OUR BUSINESS.

The $1 trillion health care industry is currently going through a period of tremendous change. Nowhere is this more evident than the patient care delivery network where the three main components--physician groups, insurers and hospitals - are scrambling for market share, volume and control.

The health care industry is also subject to changing political, economic, and regulatory influences. These factors affect the purchasing practices and operations of health care organizations. Changes in current health care financing and reimbursement systems could cause us to make unplanned enhancements of applications or services, or result in delays or cancellations of orders, or in the revocation of endorsement of our applications and services by health care participants. Federal and state legislatures have periodically considered programs to reform or amend the U.S. health care system at both the federal and state level. Such programs may increase governmental involvement in health care, lower reimbursement rates, or otherwise change the environment in which health care industry participants operate. Health care industry participants may respond by reducing their investments or postponing investment decisions, including investments in our applications and services.

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

GOVERNMENT REGULATION OF THE HEALTH CARE INDUSTRY COULD ADVERSELY AFFECT OUR BUSINESS.

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

Seasonality Of Revenue

As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to accurately forecast its revenues. The Company's current and future expense levels are based largely on its investment plans and estimates of future revenues are to a large extent fixed. Sales and operating results generally depend on the timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make unavoidable pricing, service, marketing and/or acquisition decisions that could have material adverse effect on its business, prospects, financial condition and results of operations. For example, the Company has agreed in certain of its promotional arrangements with Internet aggregators to make significant fixed payments. There can be no assurance that these arrangements will generate adequate revenue to cover the associated expenditures and any significant shortfall would have a material adverse effect on the Company's financial condition and results of operations.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations; (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors; (v) price competition or higher wholesale prices in the industry;
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (viii) the level of traffic on the Company's Web site; (ix) technical difficulties, system downtime or Internet brownouts; (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;
(xi) the number of popular high technology products introduced during the period; (xii) the level of merchandise returns experienced by the Company;
(xiii) governmental regulation and taxation policies; (xiv) disruptions in service by common carriers due to strikes or otherwise; and (xv) general economic conditions and economic conditions specific to the Internet, online commerce and the high technology products industry.

The Company expects that it will experience seasonality in its business, reflecting a combination of seasonal fluctuations in new software licenses sale and traditional retail seasonality patterns. Internet usage and the rate of Internet growth may be expected to decline during the summer. Further, sales in the traditional retail high technology industry are significantly higher in the fourth calendar quarter of each year than in the preceding three quarters.

Employees

We presently have five full time employees and seven independent contractors We also out-source some of the personnel requirements to Meridian Holdings, Inc. Our affiliated company.

ITEM 2. DESCRIPTION OF PROPERTY

We are presently occupying 1/5 of an office space leased by Meridian Holdings, Inc., our parent company, at 900 Wilshire blvd., Suite 500-508 Los Angeles California. The agreed cost attributable to us for the use of the facility is based on 1/5 of the total amount of cost to Meridian Holdings, Inc., for operating the suites.

ITEM 3. LEGAL PROCEEDINGS

We  are  not  currently  a  party  to  any  material  legal  proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters was submitted to a vote of the security holders, through the Solicitation of proxies or otherwise, during the twelve months ended December 31, 2001.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

No market exists for the Company's Common Stock at the present time. An application has been filed by our Market Makers to NASD, to begin trading of our Common Stock on the OTCBB. We plan to list our common stock on the Bulletin Board Exchange(SM) or BBX, a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements therefore allowing entrance to a wide array of listings. According to NASD, companies trading on the BBX will be differentiated from those over-the-counter in that their market symbol will begin with a the letters "XB", and unlike the current OTCBB issuers will be allowed to choose their own three-letter market symbol. In addition the BBX will have an electronic trading system to allow order negotiation and automatic execution. The current OTCBB will be phased out in 2003 according to NASD, and in its place will be the BBX.

DESCRIPTION  OF  SECURITIES

COMMON STOCK
We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 12,230,902 shares were issued and outstanding as of June
30,  2001.   All  outstanding   shares  of  our  common  stock  are  fully  paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

PREFERRED STOCK

We authorized 20,000,000 shares of preferred stock, with no par value. No shares of preferred stock have been issued.

VOTING.
Holders of our common stock are entitled to cast one vote for each share held at all shareholder meetings for all purposes, including the election of directors. The holders of more than 50% of the voting power of our common stock issued and outstanding and entitled to vote and present in person or by proxy, together with any preferred stock issued and outstanding and entitled to vote and present in person or by proxy, constitute a quorum at all meetings of our shareholders. The vote of the holders of a majority of our common stock present and entitled to vote at a meeting, together with any preferred stock present and entitled to vote at a meeting, will decide any question brought before the meeting, except when California law, our Articles of Incorporation, or our bylaws require a greater vote and except when California law requires a vote of any preferred stock issued and outstanding, voting as a separate class, to approve a matter brought before the meeting. Holders of our common stock do not have cumulative voting for the election of directors.

DIVIDENDS

Holders of our common stock are entitled to dividends when, as and if declared by the Board of Directors out of funds available for distribution. The payment of any dividends may be limited or prohibited by loan agreement provisions or priority dividends for preferred stock that may be outstanding.

On  December  10,  1999, as provided in Article IV of this Company's Articles of
Incorporation,   as  amended,   this  Company   has   one   hundred  million
(100,000,000) shares of common stock authorized and as of December 7, 1999, an aggregate of one hundred thousand (100,000) shares of common stock were issued and outstanding. The Board of Directors by way of a written consent declared a stock dividend of one hundred (100) shares of common stock for every one (1) share of common stock currently issued and outstanding, to be payable to shareholders of record as of December 30th, 1999. Meridian Holdings, Inc., the 51% owner of the outstanding shares of the Company's common stock declared a dividend simultaneously to all its shareholders of record who owns a share in Meridian Holdings, Inc., to receive five (5) shares of common stock of InterCare.com-dx.

PREEMPTIVE RIGHTS.
The holders of our common stock have no preemptive rights to subscribe for any additional shares of any class of our capital stock or for any issue of bonds, notes or other securities convertible into any class of our capital stock.

LIQUIDATION.
If we liquidate or dissolve, the holders of each outstanding share of our common stock will be entitled to share equally in our assets legally available for distribution to our shareholders after payment of all liabilities and after distributions to holders of preferred stock legally entitled to be paid distributions prior to the payment of distributions to holders of our common stock.

TRANSFER  AGENT.
Corporate Stock Transfer of Denver, Colorado will serve as our transfer agent. Telephone number 303-282-4800.

Recent Sales of Unregistered Securities

The following information is given with regard to unregistered securities sold by the registrant during the past three years, including the dates and amounts of securities sold; the persons to whom we sold the securities; the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.

<BTB>
Date      Title        Amount of   Persons                Cash or Non cash consideration
                      Securities
                         Sold
06/20/00  Common Stock  5,100,000  Meridian Holdings, Inc. Non cash consideration for debt assumption valued at $0.1 per share  (1)
06/20/00  Common Stock  5,000,000  Anthony C. Dike         Non cash compensation for services valued at $0.002 per share (2)
06/20/00  Common Stock    900,000  MMG Investments, Inc.   Private placement for $8.33/share pre 1:100 stock-split or $75,000 (3)
02/22/01  Common Stock        500  Christopher Ajigbotafe  Non cash consideration for business consulting services
02/22/01  Common Stock        859  Monique Bates           Non cash compensation to employee
02/22/01  Common Stock      6,000  William Becker          Non cash compensation for business consulting services
02/22/01  Common Stock        100  Angelica Beredo         Non cash compensation for business consulting services
02/22/01  Common Stock        100  Alban Bullock           Non cash compensation for business consulting services
02/22/01  Common Stock     12,158  Alexandra Campos        Non cash compensation to employee
02/22/01  Common Stock      8,697  Elizabeth Campos        Non cash compensation to employee
02/22/01  Common Stock      4,517  Kevin R Caraballo       Non cash compensation to employee
02/22/01  Common Stock      1,049  Foday S. Conteh         Non cash compensation to employee
02/22/01  Common Stock      2,500  Mayer Davidson          Non cash compensation for business consulting services
02/22/01  Common Stock      1,936  Danute Debney-Shaw      Non cash compensation to employee
02/22/01  Common Stock      1,200  Abdoulaya Diop          Non cash compensation for business consulting services
02/22/01  Common Stock      3,000  Lonny Duboisblanc       Non cash compensation for business consulting services
02/22/01  Common Stock     30,900  Philip Falese           Non cash compensation to employee/director/officer
02/22/01  Common Stock      5,000  Madelene Franco         Non cash compensation for business consulting services
02/22/01  Common Stock      5,000  Crystal Henderson       Non cash compensation for business consulting services
02/22/01  Common Stock     12,697  Marlin Hines            Non cash compensation to employee
02/22/01  Common Stock    100,000  James Kyle 11           Non cash compensation for business consulting services
02/22/01  Common Stock     50,000  Neil Leibman            Non cash compensation for business consulting services
02/22/01  Common Stock    110,000  Russ A. Lyon            Non cash compensation to employee/director/officer
02/22/01  Common Stock      5,000  Charles Marcus          Non cash compensation for business consulting services
02/22/01  Common Stock      5,000  Roger Mullendore        Non cash compensation for business consulting services
02/22/01  Common Stock    100,000  Marcellina Offoha       Non cash compensation for business consulting services
02/22/01  Common Stock      2,259  Gloria Pena             Non cash compensation to employee
02/22/01  Common Stock      1,116  Michael Player          Non cash compensation to employee
02/22/01  Common Stock        500  Alaglasingam Rangarajan Non cash compensation for business consulting services
02/22/01  Common Stock        100  Ana Rodas               Non cash compensation for business consulting services
02/22/01  Common Stock        700  Joseph Rudison          Non cash compensation for business consulting services
02/22/01  Common Stock        333  Pamela Ruffin           Non cash compensation to employee
02/22/01  Common Stock      3,000  Raquel Sanchez          Non cash compensation for business consulting services
02/22/01  Common Stock        100  Ihsan Shamaan           Non cash compensation for business consulting services
02/22/01  Common Stock      5,000  Kurt Stauder            Non cash compensation for business consulting services
02/22/01  Common Stock    100,000  James Truher            Non cash compensation for business consulting services
02/22/01  Common Stock    100,000  Scott Welman            Non cash compensation for business consulting services
02/22/01  Common Stock      5,000  Edward Williams         Non cash compensation for business consulting services
02/22/01  Common Stock      5,000  Darnell Wyrick          Non cash compensation for business consulting services
02/22/01  Common Stock     22,241  William D. Youkstetter  Non cash compensation for business consulting services
02/22/01  Common Stock        100  Harding Young           Non cash compensation for business consulting services

   (1) On September 10, 1999, Meridian Holdings assumed over $500,000 long  term debt of the Company, in exchange for  5,100,000  shares of Company's common  stock.
       On  December 30, 1999,  Meridian Holdings, Inc distributed 1,537,500 shares of
       Common stock of the registrant that it owns  to its shareholders as part of  a dividend distribution to celebrate the Millennium and currently owns 3,562,500 shares of the Company's common stock. Directors and Officers of Meridian
       Holdings were excluded from the dividend distribution.

   (2) Anthony C. Dike is the founder and CEO of the Company since 1991, and has been compensated since inception of the Company by Common Stock and Stock  Options
       (Please see related party transactions section below).

   (3) We relied upon Section 4(2) of  the  Act  as  the basis for the exemption from the registration requirements of the Act and there was no  public solicitation involved. The shares of restricted common stock were sold to private investors who are  "accredited investors" as defined under Rule 501(a)(3) under the Act.
       MMG Investment, Inc., is 100% owned  by Anthony C. Dike, a director/officer of the Company. In 1991 MMG Investment made a capital contribution of $75,000  in exchange for 9,000 shares of the Company's common stock at $8.33 per share. In
       1999, the registrant has a 1:100 forward stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

REVENUES.

Total revenues for the year ended December 31, 2001 was $334,199 compared to $1,562,450 in the year ending December 31, 2000. The decrease in revenue was mainly due to lack of sales of software licenses for three quarters of the year. The company is however currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the applicant at the request of Meridian Holdings, Inc., our affiliated company, due to on going legal dispute regarding the rights to ownership of clear title between Lockheed Martin and the estate of Sirius Computerized Technology of Israel.

The Company anticipate increase in revenue from the sale of software licenses, as well as revenue generated from software implementation and maintenance services commences in the second quarter of 2002.

COST  OF  REVENUES.

Cost of revenues decreased from $846,138 for the year ending December 31, 2000 to $361,228 in the comparable period in 2001. This represent 57% decrease. This decrease is justified as a direct result of lack of sales and marketing associated with revenue generation as compared to marketing efforts for the MedMaster software product in fiscal 2000.

SALES  AND  MARKETING.
Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our Internet strategies, and software enhancement, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the second quarter of the year 2002.

PRODUCT  AND  CONTENT  DEVELOPMENT.

Software products and Internet content development expenses is anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs. The Company projects to spend over $1,250,000 during the next 12 months to fund project and content development. This is contingent upon the Company's ability to raise funds from investors. There can be no assurance that the company will be able to raise such any funds from the investors. Even if the funds were to be available, the terms may be prohibitive and will dilute the interest of the existing shareholders.

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses increased 37% for the year ending December 31, 2001 to $623,210, compared to $453,554 in 2000. The increase in operating expense is due to the additional operating costs of increased personnel requirement, consultant fees, as well as research and further development of the new ICE(tm) software program as a value added reseller.

Of the $632,210 spent in 2001, $100,000 was for salary paid to Mr. Russ Lyon our President and Chief Technology Officer, approximately $320,000 was spent on staff programmers working on the product development, $96,000 spent on share of costs with affiliate company, and the remaining balance was for general corporate purposes and product development

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS.

As a result of the factors described above, Company expects further increases in operating expenses for the year 2002. Efforts are been made to raise more funds to be used in financing future operating costs. There is no guarantee that the Company will be able to raise such additional funds to finance all the anticipated operating costs.

NET  INCOME.

The Company had a net loss of $648,422 or (0.053) per share for the year ended December 31, 2001, compared to net income of $367,016 or $.033 per share for the year ended December 31, 2000. The net loss was due mainly to lack of sales of software licenses for approximately 9 months in fiscal 2001 while the Company vigorously pursue development of new software program. Meanwhile operating costs were being incurred as a result of the product development.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has experienced a substantial increase in expenditures since entering into a master-value added reseller agreement with Meridian Holdings, Inc., as well as the launch of our Internet strategy, through the growth in those operations and related staffing. Management anticipates that these increased expenditure levels will continue for the foreseeable future. Management anticipates incurring additional expenses to increase our marketing and sales efforts, for content development and for technology and infrastructure development. Additionally, we will continue to evaluate
possible   investments   in   businesses,  products  and  technologies  and  the
expansion  of  our  marketing  and  sales  programs.

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

PLAN OF OPERATIONS

Management believes the Company has adequate capital resources to meet anticipated needs for working capital and capital expenditures through the end of December 2001, but the Company needs to enhance its capital resources in order to provide it with sufficient cash to meet its current operating needs and to address such needs through the end of May 2002. If the Company is unable to enhance its capital resources, the Company will be forced to reduce its spending on capital expenditures and product development until such financing is obtained.

As a result of the events of September 11, 2001, the Registrant has not been able to go on road shows as part of its campaign efforts to raise additional funds from the last SEC approved SB2 offering.

The Company intends to use part of the funds raised during this offering for acquisitions of businesses or health information content to use in the Company's website or other Internet based product offerings. If adequate funds are not available or not available on acceptable terms, we may be unable to fund our expansion, successfully promote our brandname, take advantage of acquisition opportunities, develop or enhance services or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The Company has entered into joint marketing agreement with United System, Inc., HealthCPR Technologies, Inc., Digital River Corporation, China Business
Chain Group, LLC, Telehealth LLC and Rx-Card, Inc., to market the Company's software product through various retail channels.

The Company intends to release the next generation of its software program during the second quarter of 2002, and completing all the necessary testing of the software product.

The Company will also embark on an advertisement campaign over the next several months in major newspapers and consumer and healthcare journals of all its new products and services. There is no assurance that such advertisement campaign will yield any dividend.

ITEM 7. FINANCIAL STATEMENTS

The  financial  statements  required  to  be  filed hereunder are included under
Item  13  Exhibit 99.1  of  this  report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Board  of  Directors

Our  Board  of  Directors  consists  of  three  (3)  authorized  members.
The  terms  of  the  Board  of  Directors  is  staggered  over  a   three  year
period.

Executive  Officers

Our officers are elected by the Board of Directors and hold office at the will of the Board.

As of December 31, 2001, the directors, control persons and executive Officers of the Company were as follows:

Name                               Age   Title
Anthony  C.  Dike,  MD              47    Chairman,  Director
                                          Chief  Executive  Officer,  Secretary
                                          Treasurer
Russell  Lyon,   MA                 54    President,  Director
                                          Chief  Technology  Officer,
Philip  Falese, MBA, JD, LLM(Tax)   45    Chief  Financial  officer,  Director

Anthony C. Dike, MD, our Chairman, Chief Executive Officer, Secretary and a Director. Dr. Dike has been the Chairman of the Board, Chief Executive Officer and President of the Company since January, 1991. Anthony C. Dike, a physician by training and an entrepreneur that has funded and developed various start-up high technology businesses from inception to fruition through his private  Investment  Firm,  MMG  Investments  Inc.,  a  California  corporation.
He is the founder of CGI Communications Services, Inc. He also is the founder of the registrant formerly known as Intercare Diagnostics, Inc., a United States Food and Drug Administration (USFDA) registered Bio-Medical Software Manufacturing Company, with over 5 Multimedia healthcare related software programs in the market. He also pioneered the design and development of the Mirage Systems Biofeedback Software Program, the first
United States Food and Drug Administration approved software only for Biofeedback and Relaxation Training. He is also the founder of Capnet IPA, Capnet Gateway On-line Services, Meridian Medical Enterprises Corporation and Meridian Health Systems, Inc. Anthony C. Dike, MD, is also a member of the peer-review standing panel for United States Department of Education National Institute for Disability and Rehabilitation Research. He has served as a consultant to United Nations Development Project-Sustainable Human Development Program. He has given several presentations to various fortune 500 companies including Pacific Bell, AT&T Easylink Services, Apple Computer, Smithkline Laboratories Clinical Trial Division, UHP Health Plan, Mullikin IPA, and
Wellpoint  Healthcare  Network   Pharmacy  division,  about  the  use  of  the
Internet   as  a  facilitator  of  global  communications,  record  sharing  and electronic-commerce transaction in the healthcare industry using the "Computer Aided Provider Network" or "CAPNET" module.
----------------------------------
He most recently pioneered the design and development of "The Mirage Systems Internet Based Healthcare Transaction Module."

Russell A. Lyon, MA, our President, Chief Technology Officer and a Director, will devote approximately 100% of his time to our affairs. Russell
Lyon has been a designer and developer of computer-based educational and training programs for nearly two decades. He has served as both designer and developer on major training projects for a variety of corporate entities, including TRW, Unocal, Union Bank and Southern California Edison. As the founder and principal of Kinetic Media, he was a Level II Authorized Developer for Macromedia Director and has been a featured speaker at the Macromedia International User Conference on innovative uses of Director. He has developed or produced over a dozen separate commercial software titles, including The Mirage Systems Interactive Multimedia Biofeedback Interface for Intercare Diagnostics. He holds a BA degree in Psychology from Cornell University and an MA degree in both Educational Psychology and Instructional Technology form California State University, Long Beach.

Philip Falese, MBA, JD, LLM (Tax), our Chief Financial Officer and a Director received his MBA from University of Alabama, JD from Northrop
University   School  of  Law,  Los  Angeles,  and  LLM(Tax)  from  Golden   Gate
University, San Francisco. Mr. Falese had been working as a consultant to various clients in the area of strategic business development, tax consultation, asset valuations, and financial planning. He also had worked as a staff accountant for Carter, Turner and Company (CPA firm) based in Los Angeles, California as well as an Auditor for the County of Los Angeles, Department of Health Services.

Indemnification

Our Articles of Incorporation provide that we shall indemnify, to the full extent permitted by California law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the fact that he or she is or was one of our directors, officers, employees or agents against judgments, penalties, fines, settlements and reasonable expenses incurred by the person in connection with the proceeding if specified standards are met. Although indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons under these provisions, we have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 10.    EXECUTIVE COMPENSATION

Summary  Compensation  Table
The following table provides information concerning the compensation of the named executive officers for each of our last nine completed fiscal year.

            Annual  Compensation               Long  Term  Compensation
                                                       Awards      Securities
Name                                           Other   Restricted  Underlying
And                                            Annual  Stock       Options/
Principal                                      Compen-  Award  (s)   SARs  (#)
Position           Year   Salary ($) Bonus ($)  sation($)
(a)                (b)     (c)       (d)         (e)     (f)        (g)
Anthony  C  Dike   2001     $ 0                             0        250,000
Chairman, Chief
Chief Executive
Officer

Russell  A. Lyon   2001    $100,000                      110,000         0
President
Chief Technology
Officer  (1)

Philip  Falese     2001    $50,000                       39,090          0
Chief Financial
Officer  (2)

Footnotes

(1) Mr. Russell Lyon started working for the Company in November 1999 initially as an Independent contractor, and became full time employee as of January 7th, 2000 (Please see note 3 of the financial statement)

2)     Mr.  Philip  Falese  commenced  working  for  the  Company  effective
March  1st  2000.

Meetings  And  Committees  of  The  Board  of  Directors

During the fiscal year ended December 31, 2001, the Company's Board of Directors acted four times by way of an unanimous written consent in lieu of a meeting.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding the beneficial owners of our common stock, as of December 31, 2001, by the following individuals or groups:
     Each  of  our  executive  officers;
     Each  of  our  directors;
     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and All of our directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 12,242,792 common shares outstanding.

Name  and                        Amount  and  Percent   of  Class              of  Class
Address  of                      Nature  of   Before    After                  After
Beneficial                       Beneficial   the       the                    the
Owner                            Ownership    Offering  Offering (Maximum)     Offering (Minimum)
Anthony  C.  Dike (1)(2)          9,250,000       55.8%     42.9%                    55.8%
4127  West  62nd  Street
Los  Angeles,  CA  90043

Meridian  Holdings,  Inc.(2)(3)   5,100,000       30.8%     23.6%                    30.7%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

MMG  Investments,  Inc.(2)          900,000        5.4%      4.2%                     5.4%
4127  West  62nd  Street
Los  Angeles,  CA  90043

Russ Lyon                           210,000        1.2%      0.9%                     1.2%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Philip Falese                        39,090        0.24%     0.18%                    0.23%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Named  Officers  and               9,499,090      57.2%     43.98%                     57.23%
Directors  As  a  Group

(1)     Officer  or  Directors' 9,499,090 shares of Common Stock listed includes the
        4,250,000 shares of Common Stock options granted as to Anthony C. Dike, and 110,000 granted to Russ Lyon if they were all exercised.
(2)     Anthony  C.  Dike,  is  a  majority  shareholder.
(3)     Including their shareholders; excluding their directors, officers, and affiliates.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

In December 1991, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1991, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2001.

In December 1992, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1992, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2002.

In December 1993, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1993, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2003.

In December 1994, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1994, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2004.

In December 1995, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1995, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2005.

In December 1996, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1996, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2006.

In December 1997, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1997, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2007.

In December 1998, the Board of Directors authorized the issuance of 500,000 shares common stock (adjusted for 100:1 stock split) to Anthony C. Dike, our Chairman for services rendered. Also in December 1998, the Chairman was granted options to purchase additional 500,000 shares of our common stock (adjusted for 100:1 stock split), exercisable until December 2008.

In December 10, 1999, the Board of Directors authorized the issuance of 1,000,000 shares to Anthony C. Dike, our Chairman for services rendered. No options were granted during this period.

On March 14th, 2000, the board of directors and shareholders approved the 2000 Stock option plan. Anthony C. Dike, our Chairman was granted option to purchase 250,000 shares of Common Stock, as per the 2000 Incentive Stock Option Plan.

Also, in February 1991, the Board of Directors authorized the issuance of 900,000 shares of common stock to MMG Investments, Inc., in consideration for an aggregate of $75,000 equity investment in the Company.

During the fiscal year ended December 31, 1999 the company issued 5,100,000 shares (adjusted for 100:1 stock split)to an affiliated Company in exchange for the assumption of long term debt in the amount of $504,932 and cash contribution of $58,996, in addition to the sum of $11,700 representing the value of pre-paid banner advertisement and promotions of the registrants product on Meridian Holdings, Inc., operated websites. The fair value of the banner advertisement is based on a pricing schedule published by Meridian

Holdings,  Inc.  as  of  December  1999.
(See  Note  2  of  the  financial  statements)

Total shares issued and outstanding was 100,000 as of December 7, 1999. On December 10, 1999, the Company's authorized capital stock was increased and a 1 to 100 forward stock split was effected by an amendment of Article IV of the Company's Articles of Incorporation approved by the Board of Directors. Pursuant to the stock split, the outstanding shares of the common stock of the Company was increased from 100,000 to 100,000,000 and such shares were distributed to all the current shareholders of InterCare.com-dx, Inc. pursuant to a stock dividend distribution approved by the Board of Directors.

In  January  2000,  the  shareholders  of  Meridian  Holdings,  Inc,  the parent
Company, approved the employment of Mr. Russ Lyon as our President and Chief Technology Officer.

The following are the significant terms of compensation package given to Mr. Russ Lyon, as the President and Chief Technology officer of InterCare.com-dx, Inc.,by Meridian Holdings, Inc., as reported in the 1999 annual report of Meridian Holdings, Inc., filed on 2/15/2000.

1.  Base  salary  is  $100,000  per  year  for  two  years

2. Executive shall be entitled to earn a bonus with respect to each year of the Term during which Executive is employed under the Employment Agreement up to $25,000 (prorated for partial years) based upon certain criteria being met, and at the discretion of the board of directors.

As an additional element of compensation to Executive, in consideration of the services to be rendered hereunder, the PARENT COMPANY shall grant to Executive options to purchase 500,000 restricted shares of the PARENT COMPANY'S common stock, 150,000 of which shall have an exercise price equal to the fair market value of such stock on the date hereof, and the remaining 350,000 options which represents a signing bonus of 200,000 shares, and the first year option of 150,000 restricted shares of common stock shall have an exercise price of $0.50/share being the fair market value of Meridian Holdings, Inc. common stock as of the date of such grant. The terms and conditions of such options shall be governed by a Stock Option Agreement between the Company and Executive, as earlier filed in the 1999 proxy Statement of Meridian Holdings, Inc., incorporated herein by reference. As of this report, Mr. Lyon has not exercised his stock option or received any awards of his grants.

Mr. Russ Lyon waived his rights to exercise said option during the first quarter of 2001, in lieu of 200,000 shares of the registrant at zero par value, to be issued upon the effectiveness of the registrants registration statement.

The shares will be issued pro-rata to the two years of the employment agreement. Also, during the first quarter of 2001, the registrant issued a total of 1,230,902 common shares at 0.0 par value to its employees and various entities as part of the 2000 incentive stock option plan and stock based compensation program.

Furthermore, during the year, Intercare.com-dx, Inc. (the company) sold software licenses to CGI Communications (a related party). Based on a prior agreement, the company is obligated to pay 60% of such sales to Meridian Holdings, Inc. (parent company). The applicable revenue and expense, and related accounts receivable and payable are included in the Income Statement and Balance Sheet as of December 31, 2000. Revenues from the sale and the related accounts receivable is $1,382,450, and the licensing expense (cost of product sold) and the related accounts payable is $829,470.

ITEM 13. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  OF  FORM  8-K

ITEM     DESCRIPTION
Exhibit 99.1 Independent Auditors Financial Statement and Schedules, when available

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare.com-dx,  Inc.

Date:  March 27, 2002            Signature By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                      Chairman  and  Chief  Executive  officer

                             InterCare.com-dx, Inc.
                              Financial Statements
                        And Independent Auditor's Report
                              As of December 31, 2001

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


INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors
InterCare.com-dx,  Inc.

I have audited the accompanying balance sheet of InterCare.com-dx, Inc., as of December 31, 2001 and 2000 and the related statements of income, stockholders' equity, and cash flows for the year then ended. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCare.com-dx, Inc., as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the year then ended, in conformity with generally-accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
Long  Beach,  California
March  23,  2001

                               InterCare.com-dx, Inc.

                        Balance Sheet As At December 31st





                                                                    2001             2000
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $     3,327      $     2,961
    Accounts Receivable.(Note 2) . . . . . . . . . . . . . . . . 1,386,350        1,390,185
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .          -                -
                                                                 ---------        ---------
                                                                 1,386,350        1,390,185
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .            52,211           66,671
    Prepaid Expense  . . . . . . . . . . . . . . .                       -                -
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .         1,441,888        1,459,817

    Property, Plant, and Equipment
     Net of accumulated Depreciation (Note 1) . . . . . . . . . ..       -            9,645

    Other Assets
     Organizational Costs  . . . . . . . . . . . . . . .                 -                -
     Deferred Public Offering Cost (Note 5) . . . . . . . . . . .   65,332           13,000
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $  1,507,210       $1,482,462
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable  (Note 3) . . . . . . . . . . . . .      $  1,586,210        1,019,290
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $  1,586,210        1,019,290

Long term liabilities   . . . . . . . . . . . . . . . .             46,800                -
                                                                 ---------         --------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,633,010      $ 1,019,290
                                                                 =========          =======

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 12,242,792 shares issued and
  outstanding) (Note 2). . .  . . . . .  . . . . .  . . . . .      710,078          650,628

Accumulated Deficit. . . . . . . . . . . . . . . . . . .          (835,878)        (187,457)
                                                                  --------          --------
Total Equity                                                      (125,800)          463,171
                                                                  --------          --------
Total Liabilities & Equity . . . . . . . . . . . . . . .       $ 1,507,210       $ 1,482,462
                                                                 =========          ========






See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.

                             Statement of Operations

                        Year  ended  on  as  of  December  31,


                                            2001        2000
                                            =====       =====
Revenue                               $   334,199   $1,562,450
                                        ---------      -------
Less: Cost of Revenues                $  (361,228)    (846,138)
                                        ---------      -------
      Gross Margin                    $   (27,029)  $  716,312
                                        =========      =======
Operating Expense                         623,210      453,554
                                        ---------      -------
Other Income and Expense                    1,817      104,258
                                        ---------      -------
Net Income                            $  (648,422)  $  367,016
                                        =========      =======

Weighted average number of shares      11,621,396   11,000,000

Earnings (loss) per common share        $  (0.053)   $   0.033







































See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc

                             Statement of Cashflows
                         For the Year Ended  December 31



                                                            2001               2000
                                                            ======             ======
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

   Net  Income                                             $  (648,422)       $  367,016
   Adjustments to reconcile  net  income to net cash
   Provided by operating activities
   Depreciation Expense                                          9,070             2,664
   (Increase) Decrease in
              Accounts  receivable                               3,835        (1,390,185)
              Inventories                                       14,460            16,668
              Prepaid Expenses                                       -            11,700
              Accounts Payable                                 566,920         1,019,290
                                                            ----------          --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                     (54,137)           27,154
                                                            ==========         =========

CASH  FLOW  FROM  INVESTING  ACTIVITIES

     Disposal of Fixed Assets                                      575          (12,056)
     Deferred Offering Costs                                   (52,322)               -
                                                               --------          --------
NET  CASH  USED  IN  INVESTING  ACTIVITIES                     (51,747)         (12,056)
                                                               ========          ========

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds From Sale of Stock                                59,450                 -
     Repayment of debt                                               -           (13,000)
     Proceeds from long-term debt                               46,800                 -
                                                                -------           -------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                 106,250           (13,000)
                                                                -------           -------

Increase (Decrease in cash)                                        366             2,098

CASH  AT  BEGINNING OF PERIOD                                    2,961               863
                                                               --------           -------
CASH  AT  END  OF  PERIOD                                      $ 3,327           $ 2,961
                                                               ========           =======

















See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.


                  Statement of Changes in Stockholders' Equity






                                                   Common Stock                     Accumulated         Total
Transaction and Date                                  Shares           Amount        Deficit           Equity
                                                   ============       =======       =========        =========
Balance as at December  31, 1998                    4,900,000      $   75,000      $  (440,049)    $  (365,049)
                                                  ------------       --------         --------         --------

Net Loss Year Ended 12/31/99                                                          (114,423)       (114,423)

Sold 51% to Meridian Holdings, Inc.(Note 2)         5,100,000         575,628                           575,628

Shares issued to A. C. Dike for services (Note 3)   1,000,000
                                                   -----------      --------         --------           --------
Balance as at December 31, 1999 . . . . . .        11,000,000         650,628        (554,472)           96,156
                                                   -----------      ---------        --------           --------

Net Income Year Ended 12/31/2000                                                      367,016           367,016
                                                   -----------      --------         --------           --------
Balance as at December 31, 2000 . . . . .       .  11,000,000   $     650,628    $   (187,456)       $  463,172
                                                   -----------      ----------        --------          -------


Net Income Year Ended 12/31/2001                                                     (648,422)         (648,422)

Shares issued to employees and
Consultants                                         1,230,902
Shares sold                                            11,890          59,450                            59,450
                                                    ----------        --------       ---------          --------
Bal December 31, 2001                              12,242,792    $    710,078    $   (835,878)       $ (125,800)
                                                   ===========       ==========      ==========        ==========


























See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.
                        Notes to the Financial Statements for year ended
                                 December 31, 2001 and 2000

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

On June 30, 2001, the company discontinued its sale of Medmaster software at the request of Meridian Holings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm)(InterCare Clinical Explorer), that is scheduled to be released in the second quarter of 2002.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of December 31, 2001 and 2000:

                                                  2001            2000
                                                 =====           =====
Computer Hardware & Software                      $68,264      $68,770
Less:  Accumulated  Depreciation                   68,264       59,125
                                                 -------       -------
                                                  $    0        $9,645
                                                 ========      =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2001.

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

Revenues related to the value of the PCS, are recognized as earned ratably over the PCS period (generally 90 days).

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

The customer has the option to purchase a maintenance contract from the Company. Revenues from maintenance component are deferred and brought recognized income ratably over the maintenance service period. Currently, there are no such contracts in existence. The Company's proposed maintenance charges as based on vendor specific evidence of fair value. During the fiscal year ended December 31, 2001, the company sold software licenses in the amount of $150,000 to Tenet Health Systems, Medical, Inc.

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

The estimated expenses of this offering in connection with the issuance and distribution of the securities being registered, all of which are to be paid by the Registrant, excluding commissions and fees payable to the Escrow Agent and broker/dealers are as follows:

Registration  Fee                                                $ 6,600.00
Legal  Fees  and  Expenses                                        42,233.59
Accounting  Fees  and  Expenses                                    5,750.00
Printing                                                           7,077.00
Miscellaneous  Expenses                                            3,671.00
                                                                  ---------
         Total                                                   $65,331.59
                                                                  ==========

Income  Taxes

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

Note 2.  RELATED  PARTY  TRANSACTIONS

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

In January 2000, the shareholders of Meridian Holdings, Inc, the parent Company,
approved  the   employment  of  Mr. Russ Lyon  as President and Chief Technology
Officer InterCare.com-Dx, Inc.

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

Also, during the first quarter of 2001, the registrant issued a total of 1,230,902 common shares at 0.0 par value to its employees and various entities as part of the 2000 incentive stock option plan and stock based compensation program.

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

The Company has also agreed to pay Mr. Randolph Katz, Esq., of Bryan Cave LLP, for his legal Services in connection with this offering as invoiced, which as of this writing is approximately $42,234.

These  obligation  have  been  accrued  in  the  accompanying  balance   sheet
and   the  costs  are  included  in  deferred  public  offering  costs.

NOTE  6. Contracts and Agreements

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

Reseller Agreement with CHINA BUSINESS CHAIN GROUP, LLC.

On March 10, 2001, the Registrant signed an exclusive reseller agreement with China Business Chain Group, LLC, (CBCG) to market the MedMaster Suite of software application in China. Under the terms of the agreement, CBCG will purchase up to US $5 million in units of the Chinese version of the MedMaster suite in order to retain exclusive distribution rights to China. CBCG will work as an integrator, interfacing with other third-party Chinese healthcare applications. For this purpose, InterCare has agreed to license the MedMaster software on reasonable and cooperatively-priced terms. As a result of the multi-language functionality of the MedMaster software, InterCare anticipates that it will be relatively simple to make a Chinese version available to CBCG.

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

Note 7. Subsequent Events.

Teaming and Joint Product Marketing Agreement with Rx-Card, Inc.

On January 8, 2002, the registrant entered into a teaming and joint product marketing agreement with Rx-Card, Inc. of Santa Ana California. Under the terms of the agreement both parties will jointly market and co-brand their products to their respective customers, in return they will share equally on the realizable profits from the join venture. Established in 1987,
RX  Card,  Inc.  is a  Nationwide Network of Pharmacies providing a managed care
prescription  benefit  card.  For   more  information,  please  contact  the
corporate  office  in  Santa  Ana,  California