Form 10QSB
period 2002-03-31
INTERCARE COM DX INC
filed 2002-05-15
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2002

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

As of March 31, 2002, InterCare.com-dx, Inc., Registrant had 12,242,792 shares of its no par value common stock outstanding. There is currently no public market for this stock.
                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2002















                            Intercare.com-dx,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

          Balance  Sheets  -  March  31,  2002                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2002                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2002                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

          Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    11

PART  II   OTHER  INFORMATION

          Additional  Information                                         13

          Signature                                                       13

                             INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At March 31
                                                      2002                2001
                                                      ======             ======

ASSETS
Current assets
    Cash                                               $       734    $     6,193
    Accounts Receivable (Note 1 )                        1,385,850      1,385,850
    Less: Allow for Doubtful Accounts                            0              0
    Inventories and other current assets                    52,711         52,211
                                                         ---------         ------
Total Current Assets.. . . . . . . . . . . . . . . .     1,439,295      1,444,254
                                                         =========         ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .             0          9,070

Other Assets
    Deferred Public Offering Costs                          65,332         34,836
                                                         ---------       --------
           Total  Assets                                 1,504,627      1,488,160
                                                         =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . . .  1,618,778     1,097,769
                                                         ---------     ---------
           Total Current Liabilities  . . . . . . .      1,618,778     1,097,769
                                                         ---------     ----------
Long term liabilities          . . . . . .. . . . .         26,500             0
                                                         ---------     ----------
           Total Liabilities  . . . . . . . . . . .      1,645,278     1,097,769
                                                         =========     ==========
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,242,792  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .       710,078        650,628
    Accumulated Deficit                                  (850,730)      (260,237)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . . . .      (140,651)       390,391
                                                        ----------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $  1,504,627   $  1,488,160
                                                         ==========    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2002             2001
                                       ======            =====
Revenues  . . . . . . . .               $        -     $ 334,199
Less: Cost of Revenues .                         -     (126,897)
                                          ---------    ---------
          Gross Margin .                         -      207,302

Operating Expense. . . .                   14,829       280,082
Other Income and Expense                       33             0
                                         ----------    --------
          Net Income . .                $ (14,862)    $ (72,780)
                                         =========     ========

Weighted average number of shares       11,621,396   12,230,902
Weighted average earnings per share       $ (0.0)    $ (0.0)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Three Months  ended March 31,

                                                             2002          2001
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .     $ (14,852)     $ (72,780)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                                    881
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .                        4,334
      Inventories. . . . . . . . . . . . . . . . . .                       14,460
      Prepaid Expenses . . . . . . . . . . . . . . .

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .         8,269         78,479
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .        (6,583)        25,374

CASH FLOW FROM INVESTING ACTIVITIES
Deferred offering costs					      (10)
Acquisition of Fixed Assets. . . . . . . . . .                               (306)
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .           (10)          (306)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -             -
     Repayment of debt . . . . . . . . . . . . . . .                     (21,836)
     Proceeds from long term debt. . . . . . . . . .         4,000             -
                                                          --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .         4,000      (21,836)

     Increase (Decrease) in cash . . . . . . . . . .        (2,593)        3,232
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         3,327         2,961
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $        734     $   6,193
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2002 and 2001:

                                                  2002            2001
                                                 =====           =====
Computer Hardware & Software                      $68,770      $56,967
Less:  Accumulated  Depreciation                   68,770       56,714
                                                 -------       -------
                                                  $     0      $   253
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended march 31, 2002.

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

NOTE  2. RECENT  EVENTS

Teaming and Joint Product Marketing Agreement with Rx-Card, Inc.

On January 8, 2002, the registrant entered into a teaming and joint product marketing agreement with Rx-Card, Inc. of Santa Ana California. Under the terms of the agreement both parties will jointly market and co-brand their products to their respective customers, in return they will share equally on the realizable profits from the join venture. Established in 1987, RX Card, Inc. is a Nationwide Network of Pharmacies providing a managed care prescription benefit card. For more information, please contact the corporate office in Santa Ana, California.

                          InterCare.com-dx, Inc.

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

Real-time Electrophysiological and Clinical Data Acquisition

InterCare has obtained a developers license from QRS Diagnostics, inc., to integrate their Medic Software application into ICE(tm), thus making it possible to add such medical diagnostic data as ECG, Temperature, Weight, Spirometry and Pulse-oximetry into ICE(tm) database real-time.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $(179,483) as at March 31, 2002 compared to networking capital of $346,485 during the comparable period in 2001. This represents a substantial decrease in working capital. The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated Company.

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

LIQUIDITY  AND  CAPITAL  RESOURCES  OF  THE  COMPANY

Long-term cash requirements, other than normal operating expenses, are anticipated for the continued development of the Company's business plans. The Company will need to raise additional funds from investors in order to complete these business plans.

If we need additional capital to fund our operations, there can be no assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant impact on our operations.

The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated Company.

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

REVENUES

Total revenues for the quarter ended March 31, 2002 was $0 compared to $334,199 during comparable period in 2001. This decrease in revenue is due to the withdrawal of MedMaster software from the market. A replacement software program known as ICE(tm) is expected to be released during the of second quarter 2002.

COST  OF  REVENUES

Cost of revenues decreased to $0 for the period ended March 31, 2002 compared to $126,897 in the comparable period in 2001. This decrease in cost of revenue is due to lack of sale of MedMaster software by the Company.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment on the development of the new Software, enhancements, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the second quarter of the year 2002, assuming more capital is raised from shareholders or through a private equity lender.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2002 was $14,829, compared to $280,082 during comparable period in 2001. The decrease in general and administrative expense was due to scaling down of operations pending the release of ICE(tm) software, the later is anticipated to be released during the second quarter of 2002.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2002, assuming additional funding is raised from equity investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  LOSS

The Company had a net loss of $(14,861) for the period ended March 31, 2002, compared with net loss of $(72,780) in March 31, 2001. The decrease in net loss was due scaling down of operations pending the release of ICE(tm) software, the later is anticipated to be released during the second quarter of 2002.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

On January 8, 2002, the registrant entered into a teaming and joint product marketing agreement with Rx-Card, Inc. of Santa Ana California. Under the terms of the agreement both parties will jointly market and co-brand their products to their respective customers, in return they will share equally on the realizable profits from the join venture. Established in 1987, RX Card, Inc. is a Nationwide Network of Pharmacies providing a managed care prescription benefit card. For more information, please contact the corporate office in Santa Ana, California


PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

None

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare.com-dx, Inc.

DATE:  May  14,  2002
                                   By:  /s/  Russ A. Lyon
                                        -------------------
                                             Russ A. Lyon
                                              President