Form 10QSB
period 2002-06-30
INTERCARE COM DX INC
filed 2002-08-14
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2002

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

As  of  June  30,  2002,  InterCare.com-dx,  Inc.,  Registrant  had  12,242,792
shares of its no par value common stock outstanding. There is currently no public market for this stock.
                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2002

                            Intercare.com-dx, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - June  30, 2002                              3

          Statements of Operations for the six Months
          ended  June  30, 2002                                        4

          Statement of Cash Flows for the Three Months
          ended June  30, 2002                                         5

          Notes to Financial Statements                                6-8

          Company Overview                                              9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Additional Information                                       12

          Signature                                                    12

INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                      Balance Sheet As At June 30,
                                                         2002               2001
                                                        ======             ======

ASSETS
Current assets
    Cash                                              $ 4,936               $  5,512
    Accounts Receivable (Note 1 )                   1,385,850              1,385,850
    Less: Allow for Doubtful Accounts                       0                      0
    Inventories                                        52,211                302,211
    Prepaid Expenses                                        0                   (50)
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .        1,442,997              1,693,523
                                                    ---------                 ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .        0                  9,070

Other Assets
    Cash Advance                                          500                    500
    Deferred Public Offering Costs                     65,332                 34,836
                                                   ----------               --------
           Total  Assets                            1,508,829              1,737,929
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . 1,259,986              1,514,302
                                                    ---------               --------
           Total Current Liabilities  . . . . . . . 1,259,986              1,514,302
                                                    ---------               --------
Long term liabilities          . . . . . .. . . . .    26,500                 13,500
                                                    ---------               --------
           Total Liabilities  . . . . . . . . . .   1,286,486              1,527,802
                                                    ---------               --------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding as of June 30, 2001 and 12,242,972
    As of June 30, 2002) (Note 2) . . . . . . . . . . 710,078               650,628
    Accumulated Deficit                              (487,735)             (440,501)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . . .   222,343               210,127
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $  1,508,829            $1,737,929
                                                    ==========             =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Six Months ended  June 30,

                                         2002             2001
                                         ======            =====
Revenues  . . . . . . . .               $   0     $      334,199
Less: Cost of Revenues .               16,438            (126,897)
                                       ------             -------
          Gross Margin .              (16,438)           207,302

Operating Expense. . . .                  (66)           462,321
Other Income and Expense              364,637              1,617
                                   ----------            --------
          Net Income . .            $ 348,133          $(253,402)
                                    =========            ========

Weighted average number of shares   11,621,396        12,230,902
Weighted average earnings per share $ (0.0)             $ (0.0)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Three Months  ended June 30,

                                                          2002          2001
                                                          ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . . $  348,133        $(253,402)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                                 2,986     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .                       3,834
      Inventories. . . . . . . . . . . . . . . . . .                     (235,540)
      Prepaid Expenses . . . . . . . . . . . . . .                             50
      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .                      495,012
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .     348,133           12,940

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .           -               -
      Acquisition of Fixed Assets. . . . . . . . . .                       (2,411)
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .                       (2,411)

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .          5,000           13,500
     Repayment of debt . . . . . . . . . . . . . . .    (351,524)         (21,836)
     Proceeds from long term debt. . . . . . . . . .                          358
                                                          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .    (351,524)          (7,978)

     Increase (Decrease) in cash . . . . . . . . . .       1,609            2,551
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .       3,327            2,961
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $    4,936       $    5,512
                                                        ===========     ==========














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

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

On June 30, 2001, the company discontinued its sale of Medmaster software at the request of Meridian Holings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm)(InterCare Clinical Explorer), that is scheduled to be released in the third quarter of 2002, pending completion of the beta testing.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 30, 2002 and 2001:

                                                   2002              2001
                                                   =====             =====
Computer Hardware & Software                      $68,264            $68,770
Less:  Accumulated  Depreciation                   68,264             59,700
                                                  -------            -------
                                                  $ -                $11,406
                                                  ========            =======

Advertising

The  company  has  the  policy of expensing advertising costs as incurred

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

Software Development Cost

Software development costs are charged to current operations

Fair  Value  of   Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (affiliated company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

The Company recorded an extra-ordinary income of $350,000, due to the sell of its intellectual property rights to the source code and proto-type software commonly know as ICE(tm) to Meridian Holdings, Inc, an affiliated Company, with approximately 33% equity interest in the registrant, in exchange for long term debt reduction and prepayment for software document cost.

The source code and the prototype software sold to Meridian Holdings, Inc., will be utilized to develop a replacement software program for the MedMaster product, which will satisfy the needs of our current and future customers.

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

The company is currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the registrant at the request of Meridian Holdings, Inc., our affiliated company. The Ice(tm) software which will be is currently under-going Beta testing, will be released during the third Quarter of 2002, assuming no further program-bugs were identified that will materially impact the usability of the application by our cutstomers.

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

MARKET  FOR  COMMON  STOCK

No market exists for the Company's Common Stock at the present time. An application has been filed by our Market Makers to NASD, to begin trading of our Common Stock on the OTCBB. We plan to list our common stock on the Bulletin Board Exchange(SM) or BBX, a listed market place, with qualitative listing standards but with no minimum share price, income, or asset requirements therefore allowing entrance to a wide array of listings. According to NASD, companies trading on the BBX will be differentiated from those over-the-counter in that their market symbol will begin with a the letters "XB", and unlike the current OTCBB issuers will be allowed to choose their own three-letter market symbol. In addition the BBX will have an electronic trading system to allow order negotiation and automatic execution. The current OTCBB will be phased out in 2003 according to NASD, and in its place will be the BBX. There can be no assurance that we will meet the listing requirements of BBX exchange when such listing requirements becomes available.

SELECTED  FINANCIAL  DATA

The Company had no revenues from operations in the quarter ended June 30, 2002, this compares moderately with the comparable period in 2001. The entire quarter was devoted (in conjunction with its affiliated company, Meridian Holdings, Inc.(MEHO) to developing and testing its new family of software. The Company is nearing completion of the beta testing phase and anticipates to begin licensing in the third quarter of 2002.

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

Our product is still not officially released, all our operational efforts a currently concentrated in completion of the development, debugging and system level testing prior to official release of ICE(tm), the next generation of an inpatient/out patient clinical documentation and decision support software.

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

REVENUES

The company is currently developing the next generation of clinical documentation, practice management and data acquisition software program, with multi-tasking, multi-lingual and full multi-media implementation. This soon to be released software application, will replace MedMaster product line, which has been pulled from the market by the applicant at the request of Meridian Holdings, Inc., an affiliated company.

For six months period ended June 30,2002, the registrant generated approximately $0.00 in total revenue, as oppose to $334,199 revenue for comparable period in 2001. This decrease in revenue is due to the withdrawal of MedMaster software from the market. A replacement software program known as ICE(tm) is expected to be released during the of third quarter 2002.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result no sales or marketing expenses were incurred during the three  month  period  ended  June  30,  2002.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the second quarter ended June 30, 2002 was $1,609 compared to $158,299 during the comparable period in 2001. For the year-to-date general administrative expenses, the Company had incurred $16,438 compared to $285,196 in the comparable period in 2001. Decrease in administrative expense is due to a waiver by Meridian Holdings, Inc. of future payments for administrative services by the registrant to offset amounts previously paid for MedMaster Software maintenance and enhancement to Corsys Group (Israel) Limited, a wholly owned subsidiary of Meridian Holdings, Inc., that was not delivered in the amount of $325,000, due to the abandonment of Medmaster Software by Meridian Holdings, Inc., following a Georgia (Altanta
USA) Court decision in 2001 to award the said asset to Lockheed Martin Owego, New York, one of Sirius Computerised Technology (Israel), Limited creditors.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2002, assuming additional funding is raised from this offering to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

Extra Ordinary Income

The Company recorded an extra-ordinary income of $350,000, due to the sell of its intellectual property rights to the source code and proto-type software commonly know as ICE(tm) to Meridian Holdings, Inc, an affiliated
Company, with approximately 33% equity interest in the registrant, in exchange for long term debt reduction and prepayment for software document cost.

The source code and the prototype software sold to Meridian Holdings, Inc., will be utilized to develop a replacement software program for the MedMaster product, which willsatisfy the needs of our current and future customers.

Net Income

The Company had a net income of $ 348,133 for six months ended June 30, 2002, compared with net loss of $253,402 in the comparable period in 2001. The increase in net income was due to the extra-ordinary income described above.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services upon release of the Ice(tm) software during the third quarter of 2002, assuming successful completion of the beta testing. There is no assurance that such advertisement campaign will yield any dividend.

PART  II     -  OTHER  INFORMATION

None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCARE.COM-DX,  INC.
DATE:  August 13,  2002
                                   By:  /s/  Russ Lyon
                                        -------------------
                                             Russ Lyon
                                      President/Chief technology Officer