Form 10QSB/A
period 2002-09-30
INTERCARE COM DX INC
filed 2002-11-14
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB/A
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended        September 30, 2002

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


As of September 30, 2002, InterCare.com-dx, Inc., Registrant had 12,242,792 shares of its no par value common stock outstanding. There is currently no public market for this stock.















                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                             Third Quarter 2002

                            Intercare.com-dx, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2002                         3

          Statements of Operations for the Nine Months
          ended September 30, 2002                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2002                                     5

          Notes to Financial Statements                                6-8

          Company Overview                                             9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Additional Information                                      12

          Signature                                                   13

INTERCARE.COM-DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At Sept. 30,

                                                         2002               2001
                                                        ======             ======

ASSETS
Current assets
    Cash                                                $2,891            $  10,225
    Accounts Receivable - Net (Note 1 )              1,385,850            1,385,850
    Inventories                                         52,211              160,461
    Prepaid Expenses                                        -                   (50)
                                                     ---------         -------------
Total Current Assets.. . . . . . . . . . . . . . . . 1,440,952            1,555,474
                                                     ---------         -------------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .                         9,070

Other Assets
    Cash Advance                                           500                 500
    Deferred Public Offering Costs                      65,332              35,636
                                                     ----------         ------------
           Total  Assets                             1,506,784           1,601,692
                                                     ==========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . .1,228,949           1,499,351
    Others                                              24,300              25,692
                                                    ---------            -----------
           Total Current Liabilities  . . . . . . .  1,253,249           1,525,043
                                                    ---------            ------------
Long term liabilities          . . . . . .. . . . .     31,500              16,500
                                                   ----------            -----------
           Total Liabilities  . . . . . . . . . .  . 1,284,749           1,541,543
                                                   ----------            -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding as of September 30, 2001 and
    12,242,972 as of September 30, 2002.(Note 2)       710,078              698,089
    Accumulated deficit                               (488,043)            (637,940)
                                                     ----------           ----------
           Total Stockholders' Equity . . . . . . .    222,035               60,149
                                                     ----------           ---------
Total Liabilities & Equity. . . . . . . . . . . .   $1,506,784           $1,601,692
                                                     ==========           =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Mos. Ended Sept. 30,   9 Mos. Ended Sept. 30,

                                        2002         2001       2002          2001
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $     0      $     0      $      0      $ 334,199
Less: Cost of Revenues .                 263            0        16,701       (126,897)
                                      ---------    -------     ---------      ----------
          Gross Margin .                (263)           0       (16,701)       207,302

Operating Expense. . . .                   -        197,600                    659,906
Other Income and Expense                  45            160     364,526          1,762
                                     ----------    --------    ----------      -------
          Net Income . .             $  (308)      (197,440)    347,825       (450,841)
                                      =========    ========    ==========      ========

Weighted average number of shares    12,242,792   12,230,902   12,242,792    12,230,902
                                     $    -       $  (0.002)    $ .03          $ (0.004)







































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE.COM-DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                              For the Nine Months Ended Sept. 30,

                                                              2002          2001
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $  347,825        $(450,841)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                                  2,986
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .                        3,835
      Inventories. . . . . . . . . . . . . . . . . .                      (71,123)
      Prepaid Expenses . . . . . . . . . . . . . . .                           50
      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .    (357,260)         489,214
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .    (  9,435)         (25,884)

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .                      (22,636)
      Acquisition of Fixed Assets. . . . . . . . . .         -                -
                                                         ---------        ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .         -            (22,636)

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .          10,000          16,500
     Loan From Meridian Medical Group. .  . . . . . . . . .                21,800
     Repayment of debt . . . . . . . . . . . . . . .     (  1,000)        (30,329)
     Sale of Common Stock . . . . . . . . . . . . .                        47,450
     Proceeds from long term debt. . . . . . . . . .                          358
                                                          --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        9,000          55,779

     Increase (Decrease) in cash . . . . . . . . . .     (    435)          7,264
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .        3,327           2,961
                                                        -----------       ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $     2,892          10,225
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

On June 30, 2000, the Company signed a master value added reseller agreement with Meridian Holdings, Inc., (an affiliate), to sell and support the now discontinued MedMaster suite of software technology. Significant terms of this agreement are that Intercare will sell, support, implement the
MedMaster Suite of software programs, in exchange for 40% of net sales proceeds, and 60% of recurrent revenue from software support and implementation.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept. 30, 2002 and 2001:

                                                  2002            2001
                                                 =====           =====
Computer Hardware & Software                      0            $68,770
Less:  Accumulated  Depreciation                  0             59,700
                                                 -------       -------
                                                  0            $ 9,070
                                                 ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended Sept. 30, 2002.

Stock-based Compensation

Non Employee Stock-based compensation plans are recorded at fair value measurement criteria as described in SFAS 123, "Accounting for Stock-Based Compensation", and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

Employee Stock-based compensation plans are accounted for, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Under this method, compensation cost is recognized based on the excess of the fair value at the grant dates for awards under those plans, as determined by the Company's officers and directors. On October 3, 2002, the company issued a total of 1,000,100 shares to its' key employees as part of their bonus pay and incentive stock option award.

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

Deferred  Costs   Related  To  Proposed  Public  Offering.

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

The Company is the developer of ICE(tm), a scalable healthcare software solution that integrates every aspect of the healthcare enterprise, designed for information tracking, error reduction, patient safety. ICE(tm)'s extensive, scalable system flexibility allows its adaptation to clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education module, real-time electro-physiological data capture and display, voice command, voice recognition, digital dictation module and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes.

Microsoft OCX, GRID, SQL Server and PUSH technologies are provided on ICE , and the system provides real time information to physicians and other healthcare providers on a need-to-know basis. Maximized information displays increase workflow efficiency by minimizing mouse clicks and screen changes.

ICE is available for both inpatient and outpatient clinical documentations, thus enabling healthcare providers to be able to create a life-time longitudinal multimedia patient clinical record.

The Company has now embarked on aggressive marketing and sales efforts in other to introduce the application into the highly competitive healthcare market. As of this writing, no sales prospects have been closed, however, this event represents a significant milestone in the Company's overall business plan. The Company anticipates a significant revenue increase in future from software Licensing royalties.

                                   PROPERTIES

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $5,186.27. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

MARKET  FOR  COMMON  STOCK

On September 13, 2002, the Company's common stock began trading on the OTCBB, under the symbol "ICCO". The trading price have ranged from the bid of
0.02 cents to 0.03 cents, with minimal volume. The company intends to embark on a market awareness program to inform the investing communities about the company's products and services. There can be no assurance that such marketing efforts will yield any dividend, in view of the current market and economic condition.

SELECTED  FINANCIAL  DATA

The Company had no revenues from operations in the quarter ended Sept 30, 2002, this compares evenly with the comparable period in 2001. The entire quarter was devoted in conjunction with Meridian Holdings, Inc., an affiliate to developing and testing its new family of software known as ICE(tm) scheduled to be released during the fourth quarter of 2002.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our current unaudited financial statements and notes, as well as the other information included in our annual report (10KSB) for the period ended December 31, 2001, as filed with SEC. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

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

REVENUES
For   nine   months  period  ended  September 30,2002,  the registrant generated zero revenue, as opposed to $334,199 revenue for comparable period in 2001. The decrease in revenue was due lack of sales activity during the period ended September 30, 2002.

SALES  AND  MARKETING

On September 16, 2002, Meridian Holdings, Inc. (an affiliate company) announced the release of version 3.0 of InterCare Clinical Explorer(tm) (ICE(tm)), an innovative and robust software application designed to integrate every aspect of the healthcare enterprise.

ICE  's  extensive,  scalable   system  flexibility  allows  its  adaptation  to
clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education module, real-time electro-physiological data capture and display, voice command, voice recognition, digital dictation module and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes.

Microsoft OCX, GRID, SQL Server and PUSH technologies are provided on ICE , and the system provides real time information to physicians and other healthcare providers on a need-to-know basis. Maximized information displays increase workflow efficiency by minimizing mouse clicks and screen changes.

ICE is available for both inpatient and outpatient clinical documentations, thus enabling healthcare providers to be able to create a life-time longitudinal multimedia patient clinical record.

The Company has now embarked on aggressive marketing and sales efforts in other to introduce the application into the highly competitive healthcare market. As of this writing, no sales prospects have been closed, however, this event represents a significant milestone in the Company's overall business plan.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter ended Sept 30, 2002 was $0, compared to $197,600 during the comparable period in 2001. For nine month period ended September 30, 2002, general administrative expenses, the Company incurred $0 compared to $659,906 in the comparable period in 2001. Decrease in administrative expense is due to a waiver by Meridian Holdings, Inc. of future payments for administrative services by the registrant to offset amounts previously paid for MedMaster Software maintenance and enhancement to Corsys Group (Israel) Limited, a wholly owned subsidiary of Meridian Holdings, Inc., that was not delivered in the amount of $325,000, due to the abandonment of Medmaster Software by Meridian Holdings, Inc., following a Georgia (Altanta USA) Court decision in 2001 to award the said asset to Lockheed Martin Owego, New York, one of Sirius Computerized Technology (Israel), Limited creditors. The Company will start paying its bills as they become due, as soon as the $325,000 credit memo is exhausted.

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

NET  LOSS

The Company had a net income of $ 347,825 or $0.03 per share for the nine months period ended Sept 30, 2002, compared with net loss of $450,841 or $(0.004) per share in the comparable period in 2001. The increase in net income was due to the sale of the ICE Software source-code, and prototype application to Meridian Holdings, Inc.

PLAN  OF  OPERATIONS

On September 13, 2002, the Company's common stock began trading on the OTCBB, under the symbol "ICCO". The trading price have ranged from the bid of
0.02 cents to 0.03 cents, with minimal volume. The company intends to embark on a market awareness program to inform the investing communities about the company's products and services. There can be no assurance that such marketing efforts will yield any dividend, in view of the current market and economic condition.

On September 23, 2002, the company announced that it has appointed Messrs Randall W. Maxey, MD, PhD, and Jude Uwaezuoke to its board of directors.

Dr. Maxey, a physician specializing in renal medicine, is chairman of the National Medical Association Board of Trustees. Licensed to practice medicine in California and Guam, Maxey is affiliated with a number of hospitals in the Los Angeles area, including the Daniel Freeman Hospitals, Robert F. Kennedy Medical Center and Cedars Sinai Medical Centers. In addition to serving as an attending physician at the Guam Memorial Hospital (Tumuning, Guam), he is the supervising medical director of the Los Angeles Dialysis Center and the Premiere Pacific Dialysis Center (Dededo, Guam). A published lecturer and award-winning presenter, Maxey received a BS in pharmacy from the University of Cincinnati, a PhD in cardiovascular pharmacology and MD from Howard University.

He  is  founder  and  president  of  the Church Health Network and serves on the
boards  of  various  health  organizations,   including   the  Guam  Renal  Care
Corporation, of  which  he  is  chairman.

Mr. Jude Uwaezuoke, who has approximately 15 years of administrative, marketing and financial management experience, is president of Speedy-Care Medical Distributors (Inglewood, Calif.), a privately held wholesaler of surgical instruments. Currently in his third year of study at West Los
Angeles University Law School, Uwaezuoke received a BS from California State University Dominguez Hills and an MBA from West Coast University.

RECENT EVENTS

On October 24, 2002, the registrant entered into a joint product marketing agreement with QRS Diagnostics, LLC, a Minnesota Corporation, a privately held designer and developer of patented, software-based medical devices in computer
(PC) cards.

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

Exhibits 99.1      Certification pursuant to 18 U.S.C. section 1350 as adopted pursuant to Section 906 of the SARBANES-OXLEY ACT OF 2002

                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCARE.COM-DX,  INC.

DATE:  November 14, 2002
                                   By:  /s/  Foday Sorsor Conteh
                                        -------------------
                                             Foday Sorsor Conteh
                                           Vice-President Finance