Form 10KSB
period 2002-12-31
INTERCARE COM DX INC
filed 2003-03-31
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal Year Period Ended       December  31,  2002

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

As of December 31, 2002, InterCare.com-dx, Inc., Registrant had 13,293,403 shares of its zero par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $797,604.
















                                        Page 1 of 26 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2002

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

Item 4. Submission of Matters to a Vote of Security Holders Our . . . ... . . 18

                                  PART II

Item 5. Market for Common Equity and Related Stockholder matters . . . . . .. 18

Item 6. Management's Discussion and Analysis . . . . . . . . . . . . . . . . 22

Item 7. Financial Statements  . . . . . . . . . .  . . . . . . . . . . . . . .22

Item 8. Changes In an Disagreements With Accountants on Accounting and .. . ..22
Financial Disclosure

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons . . . . .22

Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . .27

Item 11. Security Ownership of Certain Beneficial Owners and Management . . . 28

Item 12. Certain Relationships and Related Transaction . . . . . . . . . . .. 29

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

On June 30, 2001, the company discontinued its sale of Medmaster software at the request of Meridian Holdings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm) (InterCare Clinical Explorer), that was released to the market in the third quarter of 2002.

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

OUR COMPETITION

InterCare.com-dx participates in a large and growing marketplace domestically and internationally. The US healthcare information systems and services market currently represents a $20 billion annual market. Electronic Medical Record
(EMR), CDR and clinical systems, being a part of an emerging arena, are accountable for $2 US Billion of this sum Clinical systems' market volume is expected to accelerate its growth because of the recent HIPAA regulations requirements.

The EMR / CDR market is primarily dominated by large scale players (see table below). These players primarily emerged from a prior dominant position in the administrative, financial and clinical ancillary market segments for enterprise healthcare IT software programs.

In the past few years, resulting from the rapid growth of the Internet, a variety of young companies emerged and quickly became dominant players in the Healthcare IT terrain. WebMD is the most dominant new player in the e-health's administrative and financial arena. WebMD incorporates a crop of young e-health corporations acquired through M&As.

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

    - OUR  STRATEGIC PARTNER STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Ingram-Micro Inc., Acer America Corporation, ViewSonic Corporation, Microsoft Corporation, Tech Data Corporation, and QRS Diagnostics, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    - INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

OUR BUSINES STRATEGY

Our current efforts are targeted on taking advantage of our strengths in the application of high technology in the following areas:

       - The development and/or acquisition, through licensure or purchase, of third party technologies to be integrated into ICE software.

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

Market Positioning

Current  Market  Space  Spot

The ICE(tm) EMR/CDR software program is currently positioned and competing in the conventional healthcare IT enterprise space. This space is primarily occupied by large strong competitors, each leveraging a large customer base, significant recurring revenue (from maintenance services), and a broad product offering. This market space has been undergoing significant consolidations during last couple of years, and are expected to continue well into this century. A typical healthcare IT sales contract in this market space requires significant capital investments by the customer, and places the entire risk on the customer. Meta Group estimates that 5-year healthcare IT cost s are ~$100M per a typical Hospital in the US, with 70% of the software programs purchased failing expectations and replaced within 2-3 years. The ICE(tm) software program will offer significant advantages over the competition in a variety of technical and functional aspects required from an enterprise EMR/CDR software program. Yet, the market's immaturity and the extent of risk involved with significant up-front capital investments, makes it a greater challenge for InterCare.com-dx to successfully play in this market space.

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

Important recent transactions/events in the healthcare IT market space, which are significant to mention in the context of current and potential competition to InterCare:
Healtheon  acquisition  of  WebMD  and  MedEX
Eclipsys  acquisition  of  Transition  Systems/Healthvision
McKessonHBOC  acquisition  of  Abaton.com

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

EMPLOYEES

We presently have five full time employees and seven independent contractors. We also out-source some of the personnel requirements to Meridian Holdings, Inc. an affiliated company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters was submitted to a vote of the security holders, through the Solicitation of proxies or otherwise, during the twelve months ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTER

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.03 and a low bid of $0.01 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

DESCRIPTION  OF  SECURITIES

COMMON STOCK
We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 13,293,403 shares were issued and outstanding as of December 31, 2002. All outstanding shares of our common stock are fully paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

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

<BTB>
Date      Title        Amount of      Persons              Cash or Non cash consideration
                      Securities
                         Sold
10/20/02  Common Stock  500,000  Anthony C. Dike  Non cash compensation for services valued at $0.002 per share (2)
12/30/02  Common Stock  500,000  Anthony C. Dike  Non cash compensation for services valued at $0.002 per share (2)


   (1) Anthony C. Dike is the founder and CEO of the Company since 1991, and has been compensated since inception of the Company by Common Stock and Stock  Options
      (Please see related party transactions section below).

   (2) We relied upon Section 4(2) of  the  Act  as  the basis for the exemption from the registration requirements of the Act and there was no  public solicitation involved. The shares of restricted common stock were sold to private investors who are  "accredited investors" as defined under Rule 501(a)(3) under the Act.

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

REVENUES.

Total revenues for the year ended December 31, 2002 was $364,452 compared to $334,199 in the year ending December 31, 2001. The increase in revenue was due to the one time revenue generated from the sale of the Intellectual property asset of the company to Meridian Holdings, Inc., an affiliated company.

The Company anticipate increase in revenue from the sale of software licenses, implementation and maintenance services starting in the second quarter of 2003.

COST  OF  REVENUES.

Cost of revenues decreased from $361,228 for the year ending December 31, 2001 to $ -0- in the comparable period in 2002. This represent 100% decrease. This decrease in cost of revenue was as a direct result of lack of sales and marketing associated with revenue generation.

SALES  AND  MARKETING.
Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our Internet strategies, and software enhancement, testing and debugging. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the ICE software. There can be no assurance that such efforts will materialize into a significant sales or revenue generation for the 2003 fiscal year..

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

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses decreased 97% for the year ending December 31, 2002 to $16,579, compared to $623,210 in 2001. The decrease in operating expense is due to the fact that Meridian Holdings,Inc. an affiliated company has absorbed all operating costs of the company as a means of repayment of the $325,000 being the amount of additional payments made to Meridian Holdings for the enhancement and maintenance of MedMaster software that was not delivered due to the decision of Meridian Holdings, Inc., to abandon the purchase of the MedMaster asset.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2003. Efforts are being made to raise more funds to be used in financing future operating costs. There is no guarantee that the Company will be able to raise such additional funds to finance all the anticipated operating costs.

NET  INCOME.

The Company had net income of 347,873 or (0.027) per share for the year ended December 31, 2002, compared to net loss of $648,422 or (0.053) per share for the year ended December 31, 2001. The increase in net income was due to one time revenue generated from the sale of the intellectual property asset of the company to Meridian Holdings, Inc., an affiliated company.

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

PLAN OF OPERATIONS

The Company has entered into joint marketing agreement with United System, Inc., HealthCPR Technologies, Inc., China Business Chain Group, LLC, Telehealth LLC Viewsonic Corporation, Acer America, Rx-Card, Inc., and QRS Diagnostics to market each others products and services.

On November  25,  2002 the Company  announced the availability for deployment of

InterCare Clinical Explorer (ICE), an innovative and robust software application designed to integrate every aspect of the healthcare enterprise on Tablet PC. With the release of the enhanced Windows XP operating system for Tablet PC from Microsoft and the launch of new Tablet PC hardware from such hardware manufacturers as HP, Toshiba, ViewSonic, Acer and Fujitsu, to name a few, InterCare leverages the power of this important new platform to make the ICE clinical applications even more seamless and easier for healthcare providers to adapt, faster than ever before.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Board  of  Directors

The business of the Company is managed under the direction of the Board. The Board presently consists of five directors, three of which are outside members and two are officers of the Company. The Board members will serve until their successors are elected at the 2003 Annual Meeting, unless they earlier resign or are removed as provided in the Bylaws.

The  terms  of  the  Board  of  Directors  is  staggered  over  a   three  year
period.

Executive  Officers

Our officers are elected by the Board of Directors and hold office at the will of the Board.

As of December 31, 2002, directors, control persons, and executive Officers of the Company were as follows:

Name                               Age   Title
Anthony  C.  Dike,  MD              48    Chairman,  Director
                                          Chief  Executive  Officer,  Secretary
                                          Treasurer
Russell  Lyon,   MA                 55    President,  Director, Chief Technology Officer

Felipe Carino, MSc., MBA            46    Senior Vice President Marketing and New Business Development

Jude Uwaezuoke                      58    Director

Randall Maxey                       61    Director

Wesley Bradford                     62    Director


Anthony C. Dike, MD, our Chairman, Chief Executive Officer, Secretary and a director. Dr. Dike has been the Chairman of the Board, CEO and President of the Company since August, 1999. Anthony C. Dike, a physician by training and an entrepreneur that has funded and developed various start-up high technology businesses from inception to fruition through his private
Investment  Firm,  MMG  Investments  Inc.,  a  California  corporation.

He is the founder of CGI Communications Services, Inc. He also is the founder of the registrant formerly known as Intercare Diagnostics, Inc., a United States Food and Drug Administration (USFDA) registered Bio-Medical Software Manufacturing Company, with over 5 Multimedia healthcare related software programs in the market. He also pioneered the design and development of the Mirage Systems Biofeedback Software Program, the first United States Food and Drug Administration approved software only for Biofeedback and Relaxation Training. He is also the founder of Capnet IPA, and Meridian Health Systems, Inc. Anthony C. Dike, MD, is also a member of the peer-review standing panel for United States Department of Education National Institute for Disability and Rehabilitation Research. He has served as a consultant to United Nations Development Project-Sustainable Human Development Program. He most recently pioneered the design and development of "InterCare Clinical Explorer (ICE)", a scalable software application specifically designed to effect cost-effective integration of all aspects of the healthcare enterprise through documentation, information tracking and error reduction that supports patient safety and greater efficiency among healthcare providers.

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

Felipe Carino, Jr, MSc, MBA,
Felipe Carino, Jr. is SVP Marketing and New Business Development at InterCare.com-DX, Inc. Felipe has over 23 years of experience in the Information Technology area with a number of leading companies. He has a unique background and is a visionary entrepreneur. He has conceived and led several pioneering visionary products with hands-on technical development, management, marketing, new business development and competitive pre-sales, then followed by customer deployment and innovative use of these leading-edge products. Felipe's career spans leading-edge research institutions (like Bell Labs) to conceiving developing new product concepts at established companies (like Fairchild, Ford Aerospace) to entrepreneurial positions (at Teradata and FileTek) as well as startups where he was a founding employee. In 1986, he founded a company to commercialize heterogeneous databases. Felipe developed new product ideas at these companies years before they were validated commercial concepts. For example, in 1978 he developed a relational database concept one year before Oracle was founded in 1979, and in 1980 a UNIX workstation concept at Fairchild which SUN validated in 1983. Most recently, at UltiData he developed autonomic self-tuning tools for database, storage and overall system optimization. At FileTek, Felipe negotiated a strategic OEM deal with IBM for UDB/DB2 DataJoiner which created a new database product no other company had at the time. Felipe holds seven patents, has 20 major journal/conference publications and has presented papers at major industry conferences. Felipe holds an Executive MBA from USC, as well as a Master of Science degree in Computer Science and two Bachelor's degrees (Computer Science and Mathematics) from New York University. Felipe also took an Entrepreneurship course at Loyola Marymount University. Finally, Felipe is an area editor for Information Systems Journal, a leading academic publication

      Dr. Bradford, a graduate of New York University School of Medicine is Medical Director of Capnet IPA (Los Angeles). Since 1982, has served on the Clinical faculty in family medicine at Harbor-UCLA Medical Center since 1982. He is co-author of a pharmaceutical proposal that helps the center save over $1 million annually. In conjunction with his humanitarian work as a member of the Rotarian Polio-Corrective Surgery Team for Crippled Children, he has worked toward bettering the lives of crippled children in both Uganda and India. In 1987 he co-founded a medical group in Torrance, Calif. Bradford, who has a Masters Degree in public health from UCLA and an MBA from Cal State Long Beach, is a Fellow of the American Academy of Family Physicians since 1980. He has a special academic interest in electronic medical record systems has served as a consultant to the state, county and municipal governments in the areas of electronic death registration system development, primary care case management, and health care access. Dr. Bradford has not held any position in a reporting public company during the last five years.

      Dr. Maxey, a physician specializing in renal medicine, is chairman of the National Medical Association Board of Trustees. Licensed to practice medicine in California and Guam, Maxey is affiliated with a number of hospitals in the Los Angeles area, including the Daniel Freeman Hospitals, Robert F. Kennedy Medical Center and Cedars Sinai Medical Centers. In addition to serving as an attending physician at the Guam Memorial Hospital (Tumuning, Guam), he is the supervising medical director of the Los Angeles Dialysis Center and the Premiere Pacific Dialysis Center (Dededo, Guam). A published lecturer and award-winning presenter, Maxey received a BS in pharmacy from the University of Cincinnati, a PhD in cardiovascular pharmacology and MD from Howard University. He is founder and president of the Church Health Network and serves on the boards of various health organizations, including the Guam Renal Care Corporation, of which he is chairman. Dr. Maxey has not held any position in a reporting public company during the last five years.

      Jude Uwaezuoke, who has over 15 years of administrative, marketing and financial management experience, is president of Speedy-Care Medical Distributors (Inglewood, Calif.), a privately held durable medical equipment retailer. Currently in his third year of study at West Los Angeles
University Law School, Uwaezuoke received a BS from California State University Dominguez Hills and an MBA from West Coast University.

With the exception of Anthony C. Dike, MD, Chairman & CEO, and Mr. Russ Lyon none of the other directors are, or have been employed by the Company. There are no family relationships between any directors or executive officers.

Meetings  And  Committees  of  The  Board  of  Directors

COMMITTEES OF THE BOARD OF DIRECTORS

FUNCTIONS OF COMMITTEES

AUDIT AND ETHICS COMMITTEE:

       - Has general powers relating to accounting disclosure and auditing matters;
       - Recommends the selection and monitors the independence of our independent auditors;
       - Reviews the scope and timing of the independent auditors' work;
       - Reviews the financial accounting and reporting policies and principles appropriate for the Corporation, and recommendations to improve existing practices;
       - Reviews the financial statements to be included in the Corporation's Annual Report on Form 10-KSB
       - Reviews accounting and financial reporting issues, including the adequacy of disclosures;
       - Monitors compliance with the Code of Ethics and Standards of Conduct;
       - Reviews and resolves all matters presented to it by our Ethics office;
       - Reviews and monitors the adequacy of our policies and procedures, and the organizational structure for ensuring general compliance with environmental, health and safety laws and regulations;
       - Reviews with the General Counsel the status of pending claims, litigation and other legal matters;

       - Meets separately and independently with the Chief Financial officer, Internal
         Audit and our independent auditors.

It is composed of Messrs. Uwaezuoke, Bradford, and Maxey

EXECUTIVE COMMITTEE:

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Lyon, and Carino.

Meetings of the  Board  of  Directors

During the fiscal year ended December 31, 2002, the Company's Board of Directors acted Four times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT AND ETHICS COMMITTEE REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditors, Messr. Andrew Smith CPA, and its predecessor Haskell & White LLP are responsible for expressing an opinion on the quality and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the Audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit Committee has not adopted a written charter, which has been approved by the Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In connection with our oversight responsibilities, we have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;
     - reviewed and discussed the audited consolidated financial statements included in InterCare.com, DX, Inc.,2002 Annual Report with management and the independent auditors;
     - discussed with the independent auditors the matters (including the quality of the financial statements and clarity of disclosures) required to be discussed under the American Institute of Certified Public Accountants' Statement on Auditing Standards No. 61, Communications with Audit Committees, which generally requires that certain matters related to the performance of an audit be communicated to the audit committee;
     - received from the independent auditors and reviewed the written disclosures and the letter required from the independent auditors required by the Independence Standards Board, and have discussed with them their independence from management and the Corporation;
     - considered the nature of the nonaudit services performed by the independent auditors and the compatibility of those services with their independence; and
     - met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Corporation's internal controls, and the overall quality of the Corporation's financial reporting.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2001 and 2002, for filing with the Securities and Exchange Commission.

                   Members of the Audit and Ethics Committee:

Jude Uwaezeoke  Chairman
Randall Maxey
Wesley Bradford

Clinical Advisory Board

Duties and Functions

Members  of  InterCare.com-DX, Inc.  clinical  advisory  board  will assist the company in updating its knowledge-based clinical content and develop clinical guidelines, pathways and protocols. Additionally, the advisory board, working with program developers and management, will review programmatic issues relating to compliance with appropriate regulatory authorities. They will also serve on InterCare's Speakers Bureau regarding practical, clinical issues relating to ICE(tm), the company's scalable healthcare software solution. ICE is specifically designed to effect cost-effective integration of all aspects of the healthcare enterprise through documentation, information tracking and error reduction that supports patient safety and greater efficiency among healthcare providers. This panel will be expanded in future to include experts from different healthcare profession

Members of the Clinical Advisory Board

Dr. Wesley Bradford, a graduate of New York University School of Medicine, is Medical Director of Capnet IPA (Los Angeles). He has served on the clinical faculty in family medicine at Harbor-UCLA Medical Center since 1982. He was co-author of a pharmaceutical proposal that helps the center save over $1 million annually. He has done humanitarian work in both Uganda
and   India   as  a  member   of  an  international  Rotarian Polio-Corrective
Surgery Team for Crippled Children, bettering the lives of crippled children there. In 1987 he co-founded a medical group in Torrance, California. Bradford, who has a Masters Degree in public health from
UCLA and an MBA from Cal State Long Beach, has been a Fellow of the American Academy of Family Physicians since 1980. He has a special academic interest in electronic medical record systems, and has served as a consultant to the state and county governments in the areas of electronic death registration system development, primary care case management, and health care access.

Dr. Rosalyn Scott, a cardiovascular and thoracic surgeon, is an associate professor with the Department of surgery at Charles R. Drew University of Medicine and Science (Los Angeles). She received her medical degree from New York University School of Medicine and a Masters Degree in health
administration   from   the  University   of  Colorado.  She  is   an   adjunct
professor with Arizona State University's School of Health Administration and Policy. She is a staff physician with the Brotman Medical Center (Culver City), Harbor-UCLA Medical Center and King/Drew Medical Center. Dr. Scott, the author of numerous professional and technical articles, has served extensively on national, state and local advisory committees.

Dr. Wignes Warren, an assistant clinical professor of pediatrics at the University of Southern California, is licensed to practice medicine in the states of California, New York , and holds current medical practice licenses with the Ceylon Medical Council and the United Kingdom. He received an MD with honors from the University of Sri Lanka and served as the Chief Resident of Methodist Hospital (New York City) after serving internships at General Hospital and Children's Hospital in Colombo, Sri Lanka. He is a Fellow of the American Academy of Pediatrics. Certified by the American Board of Managed Care Medicine, the American Board of Quality Assurance and Utilization Review Physicians, and the American Board of Forensic Medicine, Dr. Warren is currently a member of the Peer Review Committee of Blue Shield of California.

Anthony C. Dike, MD, our Chairman, Chief Executive Officer, Secretary and a director. Dr. Dike has been the Chairman of the Board, CEO and President of the Company since August, 1999. Anthony C. Dike, a physician by training and an entrepreneur that has funded and developed various start-up high technology businesses from inception to fruition through his private
Investment  Firm,  MMG  Investments  Inc.,  a  California  corporation.

He is the founder of CGI Communications Services, Inc. He also is the founder of the registrant formerly known as Intercare Diagnostics, Inc., a United States Food and Drug Administration (USFDA) registered Bio-Medical
Software   Manufacturing  Company, with  over  5 Multimedia  healthcare related
software   programs   in   the   market. He  also   pioneered  the  design  and
development  of  the  Mirage  Systems Biofeedback Software Program,  the  first
United  States Food and   Drug  Administration  approved   software   only  for
Biofeedback and Relaxation Training. He is also the founder of Capnet IPA, and Meridian Health Systems, Inc. Anthony C. Dike, MD, is also a member
of   the   peer-review   standing   panel  for  United  States   Department  of
Education  National   Institute  for  Disability and  Rehabilitation  Research.
He has served as a consultant to United Nations Development Project-Sustainable
Human  Development  Program.   He  most recently  pioneered  the   design   and
development   of  "InterCare  Clinical Explorer  (ICE)",  a  scalable  software application  specifically designed  to effect cost-effective integration of all
aspects  of  the  healthcare   enterprise through   documentation,  information
tracking   and  error  reduction   that  supports  patient  safety  and  greater
efficiency among healthcare providers.

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

ITEM 10.    EXECUTIVE COMPENSATION

Executive  Officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,     Chairman/CEO
Russ A. Lyon,          President/CTO
Felipe Carino          Senior Vice President Business Development

                             EXECUTIVE COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive Officer and other full-time employee executive officers of the
Company:
                               Annual Compensation

<CAPTION
Name             Year     Salary         Bonus      Stock Option   All Other Compensation
                                                                    (Common Stock)
Anthony C. Dike (1) 2002     $0               0         100,000            0
Russ  A. Lyon   (2) 2002     $100,000         0         100,000           100,000
Felipe  Carino  (3) 2002     $ 72,000                   100,000            50,000

1. As of December 31, 2002, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

2. Mr.  Russ A. Lyon since  the  beginning  of the 2002 fiscal year, has received about 50% of his approved salary of $100,000,and has deferred the remaining portion until such a time the company  can  afford to make  such payment. The  restricted
shares  were  issued   to  Mr.   Lyon,  as  part  of  his  compensation   package
pursuant to certain amended stock Compensation agreement entered between Mr. Lyon and the registrant in 2001.

3. Mr. Felipe Carino joined the company in November of 2002, his signing bonus was
50,000 of our  common stock to be awarded at the end of one year anniversary of his employment contract.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth information regarding the beneficial owners of our common stock, as of December 31 , 2002, by the following individuals or groups:
     Each  of  our  executive  officers;
     Each  of  our  directors;
     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and All of our directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 13,293,403 common shares outstanding.

Name and Address of                       Amount and Nature of
Beneficial Owner                 Title    Beneficial Ownership   Status   Percent of Class
------------------------------  --------   --------------------  --------  -----------------
Anthony  C.  Dike (1)(2)         Chairman    5,500,000         Active       41%
4127  West  62nd  Street         CEO
Los  Angeles,  CA  90043         Director

Russ Lyon                        President     210,000         Active        1.5%
900  Wilshire  Blvd,  #500       CTO
Los  Angeles,  CA  90017         Director

Jude Uwaezuoke                   Director           0          Active          0%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Randall Maxey                    Director           0          Active          0%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Wesley Bradford                  Director           0          Active          0%%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Named  Officers  and                        5,710,000                        42.5%
Directors  As  a  Group (1)

Other Beneficial Owners

Meridian Holdings, Inc.                     3,578,250                        27 %

MMG Investments, Inc                          900.100                         6.8%

Total number of shares outstanding         13,293,403                       100%

(1)     Officer or  Directors' 5,710,000 shares of Common Stock listed above does not include 3,850,000 shares of Common Stock options granted to Anthony C. Dike, and
100,000 granted to all the members of the board of directors as of December 31, 2002, as indicated in the table below.

OPTIONS/SAR  GRANTS IN LAST FISCAL YEAR

The  following table shows information regarding grants of stock options in this
last   completed  fiscal  year  to  the members of the management team of our
Company:

                              Individual  Grants

                    Number  of        %  of  Total
                    Securities       Options/SARs
                    Underlying       Granted  to      Exercise
                    Options/SARs     Employees        or  Base       Expiration
Name                Granted  (#)     in  Fiscal       Year  Price   ($/sh)  Date
(a)                   (b)             (c)            (d)           (e)
Anthony  C.  Dike         100,000        100%            Variable      12-31-2007
Russ A. Lyon              100,000        100%            Variable      12-31-2007
Felipe Carino             100,000        100%            Variable      12-31-2007
Ruben Patolsky            100,000        100%            Variable      12-31-2007
Guy Gani                  100,000        100%            Variable      12-31-2007
Deepa Jayaraman           100,000        100%            Variable      12-31-2007
Randall Maxey             100,000        100%            Variable      12-31-2007
Jude Uwaezuoke            100,000        100%            Variable      12-31-2007
Wesley Bradford           100,000        100%            Variable      12-31-2007
Foday Conteh              100,000        100%            Variable      12-31-2007
Elizabeth Campos          100,000        100%            Variable      12-31-2007

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

During the second quarter of 2002, the registrant sold all the intellectual property rights of ICE(tm) to Meridian Holdings, Inc., an affiliated company for $325,000.

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


InterCare.com-dx,  Inc.







Date:  March 27, 2003            Signature By:  /s/  Russ A. Lyon
                                               -----------------------------
                                                     Russ A. Lyon
                                      President and Chief Technology Officer

                             InterCare.com-dx, Inc.
                              Financial Statements
                        And Independent Auditor's Report
                              As of December 31, 2002


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


INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors
InterCare.com-dx,  Inc.

I have audited the accompanying balance sheet of InterCare.com-dx, Inc., as of December 31, 2002 and 2001 and the related statements of income, stockholders' equity, and cash flows for the year then ended. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCare.com-dx, Inc., as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the year then ended, in conformity with generally-accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
Long  Beach,  California
March  27,  2003

                               InterCare.com-dx, Inc.

                        Balance Sheet As At December 31st





                                                                    2002             2001
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $      2,930     $     3,327
    Accounts Receivable.(Note 2) . . . . . . . . . . . . . . . .  1,386,350       1,386,350
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .        -                -
                                                                 ---------        ---------
                                                                  1,386,350       1,386,350
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .             52,211          52,211
    Prepaid Expense  . . . . . . . . . . . . . . .                       -                -
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .          1,441,491       1,441,888

    Property, Plant, and Equipment
     Net of accumulated Depreciation (Note 1) . . . . . . . . . ..       -                -

    Other Assets
     Organizational Costs  . . . . . . . . . . . . . . .                 -                -
     Deferred Public Offering Cost (Note 5) . . . . . . . . . . .    65,332          65,332
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $   1,506,823      $1,507,210
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable  (Note 3) . . . . . . . . . . . . .      $  1,228,949        1,586,210
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $                   1,586,210

Long term liabilities   . . . . . . . . . . . . . . . .             55,800           46,800
                                                                 ---------         --------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,284,749      $ 1,633,010
                                                                 =========          =======

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 13,293,403 shares issued and
  outstanding) (Note 2). . .  . . . . .  . . . . .  . . . . .     710,078           710,078

Accumulated Deficit. . . . . . . . . . . . . . . . . . .          488,005          (835,878)
                                                                  --------          --------
Total Equity                                                      222,074          (125,800)
                                                                  --------          --------
Total Liabilities & Equity . . . . . . . . . . . . . . .       $1,506,823       $ 1,507,210
                                                                 =========          ========







See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.

                             Statement of Operations

                        Year  ended  on  as  of  December  31,


                                            2002        2001
                                            =====       =====
Revenue                               $  364,452    $  334,199
                                        ---------      -------
Less: Cost of Revenues                $               (361,228)
                                        ---------      -------
      Gross Margin                    $  364,452    $  (27,029)
                                        =========      =======
Operating Expense                         16,579       623,210
                                        ---------      -------
Other Income and Expense                                 1,817
                                        ---------      -------
Net Income                            $  347,873   $  (648,422)
                                        =========      =======

Weighted average number of shares      12,768,098   11,621,396

Earnings (loss) per common share        $   0.027   $   (0.053)







































See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc

                             Statement of Cashflows
                         For the Year Ended  December 31



                                                            2002               2001
                                                            ======             ======
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

   Net  Income                                             $   347,873       $  (648,422)
   Adjustments to reconcile  net  income to net cash
   Provided by operating activities
   Depreciation Expense                                                            9,070
   (Increase) Decrease in
              Accounts  receivable                                                 3,835
              Inventories                                                         14,460
              Prepaid Expenses                                       -            11,700
              Accounts Payable                                (357,271)          566,920
                                                            ----------          --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                      (9,397)          (54,137)
                                                            ==========         =========

CASH  FLOW  FROM  INVESTING  ACTIVITIES

     Disposal of Fixed Assets                                                       575
     Deferred Offering Costs                                                    (52,322)
                                                               --------          --------
NET  CASH  USED  IN  INVESTING  ACTIVITIES                                      (51,747)
                                                               ========          ========

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds From Sale of Stock                                                  59,450
     Repayment of debt                                               -                 -
     Proceeds from long-term debt                                 9,000           46,800
                                                                -------           -------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                    9,000          106,250
                                                                -------           -------

Increase (Decrease in cash)                                        (397)             366

CASH  AT  BEGINNING OF PERIOD                                     3,327            2,961
                                                               --------           -------
CASH  AT  END  OF  PERIOD                                      $  2,930          $ 3,327
                                                               ========           =======


















See Accountants Report and Notes to Financial Statements

                               InterCare.com-dx, Inc.


                  Statement of Changes in Stockholders' Equity






                                                   Common Stock                     Accumulated         Total
Transaction and Date                                  Shares           Amount        Deficit           Equity
                                                   ============       =======       =========        =========
Balance as at December  31, 1998                    4,900,000      $   75,000      $  (440,049)    $  (365,049)
                                                  ------------       --------         --------         --------

Net Loss Year Ended 12/31/99                                                          (114,423)       (114,423)

Sold 51% to Meridian Holdings, Inc.(Note 2)         5,100,000         575,628                           575,628

Shares issued to A. C. Dike for services (Note 3)   1,000,000
                                                   -----------      --------         --------           --------
Balance as at December 31, 1999 . . . . . .        11,000,000         650,628        (554,472)           96,156
                                                   -----------      ---------        --------           --------

Net Income Year Ended 12/31/2000                                                      367,016           367,016
                                                   -----------      --------         --------           --------
Balance as at December 31, 2000 . . . . .       .  11,000,000   $     650,628    $   (187,456)       $  463,172
                                                   -----------      ----------        --------          -------


Net Income Year Ended 12/31/2001                                                     (648,422)         (648,422)

Shares issued to employees and
Consultants                                         1,230,902
Shares sold                                            11,890          59,450                            59,450
                                                    ----------        --------       ---------          --------
Bal December 31, 2002                              12,242,792    $    710,078    $   (835,878)       $ (125,800)

Net Income                                                                            347,873           347,873

Shares in lieu of compensation                      1,050,611
                                                    ----------        --------       ---------          --------
                                                13,293,403   $    710,078    $   488,005        $ 222,073

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

On June 30, 2001, the company discontinued its sale of Medmaster software at the request of Meridian Holings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm)(InterCare Clinical Explorer), that was released in the third quarter of 2003.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of December 31, 2002 and 2001:

                                                  2002            2001
                                                 =====           =====
Computer Hardware & Software                      $68,264      $68,264
Less:  Accumulated  Depreciation                   68,264       68,264
                                                 -------       -------
                                                  $    0        $    0
                                                 ========      =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2002.

Stock-based Compensation

Non Employee Stock-based compensation plans are recorded at fair value measurement criteria as described in SFAS 123, "Accounting for Stock-Based Compensation", and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

Employee Stock-based compensation plans are accounted for, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Under this method, compensation cost is recognized based on the excess of the fair value at the grant dates for awards under those plans, as determined by the Company's officers and directors. The intrinsic market value of such share were deemed negligible for year ended December 31, 2002, resulting in no increase in compensation or shareholder equity.

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

Note 3.  RELATED  PARTY  TRANSACTIONS

During the second quarter of 2002, the registrant sold all the intellectual property rights of ICE(tm) software including the source-code to Meridian Holdings, Inc., an affiliated Company in the amount of $325,000.

Note 4. STOCK-BASED COMPENSATION

Stock-based compensation plans are accounted for, using the intrinsic value Method Prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued To Employees".

NOTE  5.  LEGAL  FEES

The Company has also agreed to pay Mr. Randolph Katz, Esq., of Bryan Cave LLP, for his legal Services in connection to our initial public offering as invoiced, which as of this writing is approximately $25,000.

These  obligation  have  been  accrued  in  the  accompanying  balance   sheet
and   the  costs  are  included  in  deferred  public  offering  costs.