Form 10QSB
period 2003-03-31
INTERCARE COM DX INC
filed 2003-05-15
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2003

(   )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Transition  Period  From  ___________  to  ____________


                        COMMISSION  FILE  NUMBER:   333-57780


                              INTERCARE DX,INC.
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

As of March 31, 2003, InterCare.com-dx, Inc., Registrant had 13,293,403 shares of its no par value common stock outstanding. There is currently no public market for this stock.
                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2003















                            InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

          Balance  Sheets  -  March  31,  2003                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2003                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2003                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

          Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    11

PART  II   OTHER  INFORMATION

          Additional  Information                                         13

          Signature                                                       13

                             InterCare DX,  Inc

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At March 31
                                                      2003                2002
                                                      ======             ======

ASSETS
Current assets
    Cash                                               $      396      $      734
    Accounts Receivable (Note 1 )                       1,386,350       1,385,850
    Less: Allow for Doubtful Accounts                           0               0
    Inventories and other current assets                   52,211          52,211
                                                         ---------         ------
Total Current Assets.. . . . . . . . . . . . . . . .    1,438,957       1,439,295
                                                         =========         ======
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .            0               0

Other Assets
    Deferred Public Offering Costs                          65,332         65,332
                                                         ---------       --------
           Total  Assets                                 1,504,289      1,504,627
                                                         =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . . . . $1,314,945      1,618,778
                                                          ---------     ---------
           Total Current Liabilities  . . . . . . .      1,314,945      1,618,778
                                                         ---------     ----------
Long term liabilities          . . . . . .. . . . .         72,488         26,500
                                                         ---------     ----------
           Total Liabilities  . . . . . . . . . . .      1,387,432      1,645,278
                                                         ----------     ---------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,242,792  shares issued and
    Outstanding) (Note 2) . . . . . . . . . . . . .        710,078       710,078
    Accumulated Deficit                                   (593,221)     (850,730)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . . . .        116,857      (140,651)
                                                        ----------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $   1,504,289  $  1,504,627
                                                         ==========    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2003             2002
                                       ======            =====
Revenues  . . . . . . . .               $        -     $     -
Less: Cost of Revenues .                         -           -
                                          ---------    ---------
          Gross Margin .                         -           -

Operating Expense. . . .                   105,216      14,829
Other Income and Expense                                    33
                                         ----------    --------
          Net Income . .                $ (105,216)   $ (14,862)
                                         =========     ========

Weighted average number of shares        12,768,098   11,621,396
Weighted average earnings per share       $ (0.0)       $ (0.0)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             InterCare DX,  Inc
..

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Three Months  ended March 31,

                                                             2003          2002
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .    $ (105,216)     $ (14,852)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                                     -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .                           -
      Inventories. . . . . . . . . . . . . . . . . .                           -
      Prepaid Expenses . . . . . . . . . . . . . . .

      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .        85,994          8,269
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .       (19,222)        (6,583)

CASH FLOW FROM INVESTING ACTIVITIES
Deferred offering costs                                                       (10)
Acquisition of Fixed Assets. . . . . . . . . .                                  -
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .                          (10)
CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of stock . . . . . . . . . .             -             -
     Repayment of debt . . . . . . . . . . . . . . .                           -
     Proceeds from long term debt. . . . . . . . . .         16,688         4,000
                                                          --------      --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .         16,688         4,000

     Increase (Decrease) in cash . . . . . . . . . .         (2,534)      (2,593)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .          2,930        3,327
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $         396    $     734
                                                        ===========     ==========














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.


                            InterCare DX, Inc.

                        Notes to the Financial Statements

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

InterCare DX, Inc., is an innovative software products development and services company, specializing in developing healthcare management and information systems solutions. The company markets and resells the InterCare Clinical Explorer (ICE(tm), which is designed to integrate every aspect of the healthcare Enterprise.


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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2003 and 2002:

                                                  2003            2002
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68,770
Less:  Accumulated  Depreciation                   68,770       68,770
                                                 -------       -------
                                                  $     0      $      0
                                                 ========       =======

Advertising


The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended March 31, 2003.

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

NOTE  2. RECENT  EVENTS

On May 5, 2003, the registrant issued a press release announcing the Corporate name change approved by California Secretary of State on April 22, 2003. The new corporate name is InterCare DX, Inc.

The name change did not result in a change of trading symbol, which remains as ICCO. Further, the CUSIP number for the company remains as 485C 10 7, with no mandatory share exchange

                          InterCare DX, Inc.

                           Business Overview

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

On June 30, 2001, the company discontinued its sale of Medmaster software at the Request of Meridian Holdings, Inc., and instead embarked upon a joint development effort with Meridian Holdings, Inc., for a new replacement software known as ICE(tm)(InterCare Clinical Explorer), that is scheduled to be released in second quarter of 2003.

The strength of ICE application is derived from differentiated core technologies consisting of: Mainstream SQL Database with full open architecture; human anatomy and graphical user interfaces that simplify documentation and information access; data mining and data query tools; end-user tool sets; and interface capabilities to facilitate peaceful coexistence with other systems.

InterCare has transitioned the ICE software solution into an Internet web-browser enabled application. This will facilitate access to the ICE data repository. ICE(tm) Internet capabilities will facilitate the proactive participation of the consumer in the entire care delivery process. As such, InterCare will have ICE(tm) positioned to become a significant player in the growing market of Internet-based, e-healthcare community solutions. This will significantly expand the scope of available healthcare solutions. Benefits of ICE(tm) Products to Healthcare Payors and Providers include:

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

                                   Properties

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $5128.00. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $124,012 as at March 31, 2003 compared to networking capital of $(179,483) during the comparable period in 2002. This represents a substantial increase in working capital. The increase in working capital was due to sell of certain asset of the registrant to Meridian Holdings, Inc., in exchange for forgiveness of some part of the current liability. The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated Company.

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

REVENUES

There was no revenue generated for the quarter ended March 31, 2003 and 2002 respectively.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment on the development of the new Software, enhancements, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the second quarter of the year 2003, assuming more capital is raised from shareholders or through a private equity lender.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2003 was $105,216, compared to $14,829 during comparable period in 2002. The increase in general and administrative expense was due to commencement of debt financing by Meridian Holdings, Inc., after having forgiven over $350,000 during the previous reporting quarters in other to repay the amount paid by the registrant for MedMaster software enhancement and support, that was not delivered, as a result of the abandonment of the purchase of the assets of Sirius Computerized Technology of Israel by Meridian Holdings, Inc.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2003, assuming additional funding is raised from equity investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  LOSS

The Company had a net loss of $105,216 for the period ended March 31, 2003, compared with net loss of $(14,861) in March 31, 2002. The increase in net loss was as a result of commencement of debt financing by Meridian Holdings, Inc., after having forgiven over $350,000 during the previous reporting quarters in other to repay the amount paid by the registrant for MedMaster software enhancement and support, that was not delivered, as a result of the abandonment of the purchase of the assets of Sirius Computerized Technology of Israel by Meridian Holdings, Inc.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

On April 3-5 the Company participated in the Pri-Med West regional educational conference, which will be held at the Long Beach Convention Center. The Pri-Med Western Region Conference is a well-attended continuing education opportunity jointly sponsored by the Harvard Medical School and UCLA's David Geffen School of Medicine. At the conference (Booth 1566), InterCare demonstrated the latest version of its InterCare Clinical Explorer (ICE(tm)), an innovative and robust software suite designed for integrated management of the healthcare enterprise, from medical history to diagnosis and treatment through billing.

PART  II     -  OTHER  INFORMATION

On March 8 2003, the registrant held its 2003 annual shareholder meeting during Which the following individuals were elected to serve as directors of the company until the next annual meeting or their successors are elected and qualified:
1.    Jude  Uwaezoke
2.    Randall Maxey, MD
3.    Russ Lyon
4.    Wesley Bradford.MD

Also, Anthony C. Dike, MD, was elected as Chairman of the Board of Directors of the Company, will serve a three-year term.

Additionally, shareholders ratified the reappointment of Andrew Smith, CPA, as the independent auditor for the fiscal year ending December 31, 2002 and reapproved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2003. Shareholders of the Company also voted in favor of an amendment to the company's amended articles of incorporation to effectuate a corporate name change to either of the following: InterCare DX Corporation or InterCare DX, Inc., said name change being subject to the approval of the California Secretary of State.

ADDITIONAL  INFORMATION

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


InterCare DX,  Inc.

Date:  May 14, 2003            Signature By:  /s/  Russ A. Lyon
                                               -----------------------------
                                                     Russ A. Lyon
                                      President and Chief Technology Officer

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

Date:     May 14, 2003

By:_/s/ Anthony C. Dike
--------------------------
        Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                           EXHIBIT 99.2


                    CERTIFICATE OF AMENDMENT

                              OF
                   ARTICLES OF INCORPORATION

                             OF

                     INTERCARE.COM-DX, INC.
                    Corporate number 1492927




The undersigned certifies that:

1. He is the Chairman of the Board of Director and Secretary, respectively, of InterCare.com-DX, Inc., (Corporate No. 1492927), a California Corporation.

2. Article One of the Articles of Incorporation of the corporation is amended to read as follows:

"The name of the corporation is "InterCare DX, Inc. "

3. The foregoing amendment of the Articles of Incorporation have been duly approved by the board of directors.

4. The foregoing amendments of the Articles of Incorporation have been duly approved by the required vote of shareholders in accordance with Section 902 of the California Corporation Code. The total number of shares of the corporation issued and outstanding is 13,793,402. The total numbers of shares voting in favor of this amendment is 10,772,763. The percentage vote required was more than 50% of the issued and outstanding shares of the corporation.

We further declare under the penalty of perjury under the laws of the State of California that the matters set forth in this certificate are true and correct of our knowledge.

Date: April 22, 2003                             /s/Anthony C. Dike
--------------------                           ----------------------
                                                    Anthony C. Dike
                                         Chairman of the  Board/Secretary