Form 10QSB
period 2003-06-30
INTERCARE DX INC
filed 2003-08-14
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2003

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

As of June 30, 2003, InterCare DX, Inc., Registrant had 13,293,403 shares of its no par value common stock outstanding with a total market value of $1,994,010.













                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2003


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - June  30, 2003                              3

          Statements of Operations for the six Months
          ended  June  30, 2003                                        4

          Statement of Cash Flows for the Three Months
          ended June  30, 2003                                         5

          Notes to Financial Statements                                6-8

          Company Overview                                              9

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Item 3: Legal Proceedings                                    14

          Item 6. Exhibits and Reports on Form 8-K                     14

          Signature                                                    14

INTERCARE DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                      Balance Sheet As At June 30,
                                                     2003                   2002
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $     503               $  4,936
    Accounts Receivable (Note 1 )                   1,385,850              1,385,850
    Less: Allow for Doubtful Accounts                       0                      0
    Inventories                                        52,211                 52,211
    Prepaid Expenses                                        0                      0
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .        1,438,564              1,442,997
                                                    ---------                 ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .        0                      0

Other Assets
    Cash Advance                                          500                    500
    Deferred Public Offering Costs                     65,332                 65,332
                                                   ----------               --------
           Total  Assets                            1,504,396              1,508,829
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . .   1,371,750              1,259,986
                                                    ---------               --------
           Total Current Liabilities  . . . . . . . 1,371,750              1,259,986
                                                    ---------               --------
Long term liabilities          . . . . . .. . . . .    52,188                 26,500
                                                    ---------               --------
           Total Liabilities  . . . . . . . . . .   1,423,938              1,286,486
                                                    ---------              --------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,230,902  shares issued and
    Outstanding as of June 30, 2001 and 12,242,972
    As of June 30, 2002) (Note 2) . . . . . . . . .   710,078                710,078
    Accumulated Deficit                              (629,620)             (487,735)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . . .    80,458                222,343
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $  1,504,396             $1,508,829
                                                    ==========             =========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Six Months ended  June 30,

                                         2003             2002
                                         ======            =====
Revenues  . . . . . . . .               $   0     $          0
Less: Cost of Revenues .              (141,549)           16,438
                                       ------             -------
          Gross Margin .              (141,549)          (16,438)

Operating Expense. . . .                   (66)              (66)
Other Income and Expense                    -            364,637
                                     ----------          --------
          Net Income . .            $ (141,615)          348,133
                                     =========          ========

Weighted average number of shares    13,293,403          11,621,396
Weighted average earnings per share    $ (0.0)           $ (0.0)



































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Six Months  ended June 30,

                                                          2003          2002
                                                          ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net (loss)/income . . . . . . . . . . . . .  $  (141,615)      $ 348,133
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                                      (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .
      Inventories. . . . . . . . . . . . . . . . . .
      Prepaid Expenses . . . . . . . . . . . . . .                                  Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .     142,800               -
                                                         --------       --------
NETCASH PROVIDED OPERATING ACTIVITIES . . . . . . . .      1,185        348,133

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .           -               -
      Acquisition of Fixed Assets. . . . . . . . . .
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .            -              5,000
     Repayment of debt . . . . . . . . . . . . . . .      (3,612)        (351,524)
     Proceeds from long term debt. . . . . . . . . .
                                                          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .      (3,612)       (351,524)

     Increase (Decrease) in cash . . . . . . . . . .      (2,427)          1,609
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .       2,930           3,327
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $      503      $    4,936
                                                        ===========     ==========















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                        Notes to the Financial Statements
                            InterCare DX, Inc.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 30, 2003 and 2002:

                                                   2003              2002
                                                   =====             =====
Computer Hardware & Software                      $68,264           $68,264
Less:  Accumulated  Depreciation                  (68,264)          (68,264)
                                                  -------           -------
                                                  $ -                $   -
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

The name change did not result in a change of trading symbol, which remains as ICCO, with no mandatory share exchange

                          InterCare DX, Inc.
                           Business Overview

InterCare DX, Inc. formerly known as InterCare Diagnostics, Inc., is organized in the State of California. We are an innovative software products and services company specializing in providing healthcare management and information systems solutions.

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

                                   Properties

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $5,526.35. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $56,424 as at June 30, 2003 compared to net working capital of $183,011 during the comparable period in 2002. This represents a substantial decrease in working capital. The decrease in working capital was due to increase in research and development expenses. The
Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated company.

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

If we need additional capital to fund our operations, there can be n assurance that such additional capital can be obtained or, if obtained, that it will be on terms acceptable to us. The incurring or assumption of additional indebtedness could result in the issuance of additional equity and/or debt which could have a dilutive effect on current shareholders and a significant impact on our operations.

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

REVENUES

There was no revenue generated for the quarter ended June 30, 2003 and 2002 Respectively, since the company has been in the testing and refinement mode of The ICE software.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

Only  minimal  sales and marketing has been done by the Company,  since focusing most of its resources at the moment on the development of the new Software, enhancements, testing and debugging. The Company is budgeting over $250,000 for its initial roll-out of new products sales and marketing campaign during the forth quarter of the year 2003, assuming more capital is raised from shareholders or through a private equity lender.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result no sales or marketing expenses were incurred during the three  month  period  ended  June  30,  2003.

PRODUCT  AND  CONTENT  DEVELOPMENT

Software products and Internet content development expenses are anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs. The Company projects to spend over $1,250,000 during the next 12 months to fund project and content development. This is contingent upon the Company's ability to raise funds from investors.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the second quarter ended June 30, 2003 was $48,256 compared to $1,609 during the comparable period in 2002. For the year-to-date general administrative expenses, the Company had incurred $141,549 compared to $16,438 in the comparable period in 2002. Increase administrative expense is due to increased management share of cost borne by Meridian Holdings, Inc. and billed to InterCare DX Inc.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the remainder of the year 2003, assuming additional funding is raised from investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

Net(Loss)/ Income

The Company had a net loss of $ 141,615 for six months ended June 30, 2003, compared with net income of $348,133 in the comparable period in 2002. The net loss was due to the increased management expenses as explained above.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

On April 3-5 the Company participated in the Pri-Med West regional educational conference, which was held at the Long Beach Convention Center. The Pri-Med Western Region Conference is a well-attended continuing education opportunity jointly sponsored by the Harvard Medical School and UCLA's David Geffen School of Medicine. At the conference (Booth 1566), InterCare demonstrated the latest version of its InterCare Clinical Explorer (ICE(tm)), an innovative and robust software suite designed for integrated management of the healthcare enterprise, from medical history to diagnosis and treatment through billing.

On July 22, 2003, the registrant issued a press release announcing its participation In the Capitol Hill Health Technology Demonstration, an all-day technology event, which featured interactive healthcare technology displays by leading government agencies, academic institutions, and the private sector. A noontime panel discussion led by the eHealth Initiative focused on the role of technology in improving quality and cost-effective care

This event was hosted by the Capitol Hill "Steering Committee on Telehealth and Healthcare Informatics" as part of a year-series of healthcare technology Demonstrations and presentations highlighting critical healthcare themes, including applications for public health, chronic care and disease management, clinical care decision-making, medical error reduction, healthcare to underserved populations, and various other cutting-edge applications.

InterCare's participation was predicated upon the company's development of the InterCare Clinical Explore(tm) (ICE(tm)), an innovative and robust software suite designed for integrated management of the healthcare enterprise, from medical history to diagnosis and treatment and billing.

PART  II     -  OTHER  INFORMATION

Item 3: Legal Proceedings
        None

Item 6. Exhibits and Reports on Form 8-K

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Russ Lyon
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Russ Lyon

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCARE DX,  INC.
DATE:  August 13,  2003
                                   By:  /s/  Russ Lyon
                                        -------------------
                                             Russ Lyon
                                      President/Chief technology Officer

                                   EXHIBIT 99.1



Exhibit	          Description of Document
Number

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Russ Lyon
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Russ Lyon

                                    EXHIBIT 31.1

                                CERTIFICATION  PURSUANT  TO SECTION 302
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Anthony C. Dike, certify that:

1. I have reviewed this quarterly report  on Form  10-QSB of InterCare DX, Inc.,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any  fraud,  whether   or  not   material,  that  involves  management  or
other employees who have a significant role in the registrant's internal control over financial reporting.


Date:     August 13, 2003

By:_/s/ Anthony C. Dike
Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2

                                CERTIFICATION  PURSUANT  TO SECTION 302
                                 OF  THE  SARBANES-OXLEY  ACT  OF  2002


I, Russ Lyon, certify that:

1. I have reviewed this quarterly  report  on Form  10-QSB of InterCare DX, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

   c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial information; and

   b) any  fraud,  whether   or  not   material,  that  involves  management  or
other employees who have a significant role in the registrant's internal control over financial reporting.



Date:     August 13, 2003

By:_/s/ Russ Lyon
--------------------------
        Russ Lyon
President and Chief Technology Officer

Exhibit 32.1




                    CERTIFICATION  PURSUANT  TO SECTION 906
                    OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the quarterly report of InterCare DX, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed
with   the   Securities   and   Exchange   Commission  on  the date hereof
(the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr. Russ Lyon, President/Chief Technology Officer, of the Company, certify,
pursuant   to   18 U.S.C.   1350,  as adopted  pursuant to Section  906 of
the Sarbanes-Oxley  Act  of  2002,  that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

   A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to InterCare DX, Inc. and will be retained by InterCare DX, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.


DATE:  August 13,   2003        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO


                                 By:  /s/  Russ Lyon
                                        -------------------
                                         Russ Lyon
                                        President/CTO