Form 10QSB
period 2003-09-30
INTERCARE DX INC
filed 2003-11-14
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                FORM  10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended        September 30, 2003

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


As of September 30, 2003, InterCare DX, Inc., Registrant had 13,293,403 shares of its no par value common stock outstanding. There is currently no public market for this stock.














                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                             Third Quarter 2003
                              InterCare DX, Inc.


                                      INDEX


                                                                      PAGE
                                                                      ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2003                         3

          Statements of Operations for the Nine Months
          ended September 30, 2003                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2003                                     5

          Notes to Financial Statements                                6-7

          Company Overview                                             8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   10-12

PART II   OTHER INFORMATION

          Additional Information                                      12

          Signature                                                   12

                                InterCare DX,  Inc.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At Sept. 30,

                                                         2003               2002
                                                        ======             ======

ASSETS
Current assets
    Cash                                             $   105              $  2,891
    Accounts Receivable - Net (Note 1 )            1,385,850             1,385,850
    Inventories                                       52,211                52,211
                                                         -
                                                   ----------           -----------
Total Current Assets.. . . . . . . . . . . . . . . 1,438,166             1,440,952
                                                   ----------           -----------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .      -                  -

Other Assets
    Cash Advance                                         500                   500
    Deferred Public Offering Costs                    65,332                65,332
                                                   ----------            ----------
           Total  Assets                           1,503,998             1,506,784
                                                   ==========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . .. 1,400,391.            1,228,949
    Others                                            26,300                24,300
                                                    ---------            -----------
           Total Current Liabilities  . . . . . . .1,426,691             1,253,249
                                                    ---------            ------------
Long term liabilities          . . . . . .. . . . .   52,388                31,500
                                                   ----------            -----------
           Total Liabilities  . . . . . . . . . .  1,479,079.            1,284,749
                                                   ----------            -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,242,972  shares issued and
    outstanding as of September 30, 2002 and
    13,293,403 as of September 30, 2003.             712,178                710,078
    Accumulated deficit                             (687,259)              (488,043)
                                                   ----------            ----------
           Total Stockholders' Equity . . . . . . .   24,919                222,035
                                                   ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $ 1,503,998             $1,506,784
                                                   ==========             =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Months Ended Sept. 30,  9 Mos. Ended Sept. 30,

                                        2003         2002       2003          2002
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $     0      $     0      $      0      $    0
                                      ---------    -------     ---------      -------
                                           0            0             0           0

Operating Expense. ..                  43,617         263        185,165       16,701

Other Income and Expense                  (33)         45            (99)     364,526
                                     ----------    --------    ----------      -------
          Net Income . .             $(43,650)       (308)      (185,264)     347,825
                                      =========    ========    ==========      ========

Weighted average number of shares    12,768,098    12,242,792  12,768,098   12,242,792
Earnings per Share                   $ -            $ -         $ (0.01)        $ 0.03







































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               InterCare DX,  Inc.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                              For the Nine Months Ended Sept. 30,

                                                              2003          2002
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $(185,264)        $347,825
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                   -              -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .         -              -
      Inventories. . . . . . . . . . . . . . . . . .         -              -
      Prepaid Expenses . . . . . . . . . . . . . . .         -              -
      Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .     176,442         (357,260)
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .      (8,822)         (9,435)


CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .          8,530           10,000
     Repayment of debt . . . . . . . . . . . . . . .           -           (1,000)
                                                          --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .       8,530           9,000

     Increase (Decrease) in cash . . . . . . . . . .        (292)           (435)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         397           3,327
                                                        -----------       ---------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $      105           2,892
                                                        ===========       =========

























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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept. 30, 2003 and 2002:

                                                  2003            2002
                                                 =====           =====
Computer Hardware & Software                         $ 0            $ 0
Less:  Accumulated  Depreciation                       0              0
                                                  -------        -------
                                                     $ 0            $ 0
                                                  ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended Sept. 30, 2003.

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

Software Development Cost

Software development costs are charged to current operations.

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

NOTE  2. RECENT  EVENTS

On September 3, 2003, the registrant issued a press release announcing That it had entered into a product partnering and marketing agreement with Meganet Corporation based in Encino, California.

The parties entered into this partnership agreement for the purpose of integrating Meganet's Virtual Matrix Crypto System Technology into ICE Medical Information System.

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

The registrant new product known as InterCare Clinical Explorer (ICE) will soon be officially release, after undergoing several iterations of pilot testing.

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

InterCare has also transitioned the ICE software solution into an Internet web-browser enabled application. This will facilitate access to the ICE data repository. ICE(tm) Internet capabilities will facilitate the proactive participation of the consumer in the entire care delivery process. As such, InterCare will have ICE(tm) positioned to become a significant player in the growing market of Internet-based, e-healthcare community solutions. This will significantly expand the scope of available healthcare solutions. Benefits of ICE(tm) Products to Healthcare Payors and Providers include:

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

                                   Properties

The Company's corporate offices are located at 900 Wilshire Boulevard, Suite 500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $5526.35. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

SELECTED  FINANCIAL  DATA

The Company had net  working  capital of  $11,475  as  at September 30, 2003
compared to   net working  capital  of  $187,793 during   the  comparable period
in 2002.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our current unaudited financial statements and notes, as well as the other information included in our annual report (10KSB) for the period ended December 31, 2002, as filed with SEC. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

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

RESULTS  OF  OPERATIONS

The company has realized only minimal revenue since embarking upon the development of InterCare Clinical Explorer(tm) (ICE(tm)) software.

We will depend on the commercial success of our product suite, which is currently being pilot tested in three health care facilities.

REVENUES
For   the three and nine   months  period  ended  September 30,2003,   and 2002,
the registrant generated zero revenue due to lack of sales activities.

SALES  AND  MARKETING

On September 16, 2003, the registrant  officially  released the version  3.27 of of InterCare Clinical Explorer(tm) (ICE(tm)), an innovative and robust software application designed to integrate every aspect of the healthcare enterprise, for pilot testing. These short release versions are intended to evaluate the use of the application in a real live environment.

The Company has now embarked on aggressive marketing and sales efforts in other to introduce the application into the highly competitive healthcare market. As of this writing, we have only three installed base for pilot testing, no sales prospects have been closed, however, this event represents a significant milestone in the Company's overall business plan.


GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter ended Sept 30, 2003 were $43,617, compared to $263 during the comparable period in 2002. For nine month period ended September 30, 2003, general administrative expenses, the Company incurred $185,165 compared to $16,701 in the comparable period in 2002. The increase in general and administrative expenses is largely attributable to the increased management share of cost billed to the registrant by Meridian Holdings, Inc. on a quarterly basis

OPERATING  LOSS

The Company expects further increases in operating losses for the 2003 fiscal year, due to lack of sales activities. However, management believes that the company will begin to generate revenue in 2004 fiscal year, after completing the pilot testing, and releasing the official version of the application.

NET  LOSS

The   Company   had  a  net  loss  of  $185,264  for the nine  months  period ended Sept 30, 2003, compared with net income of $347,825 in the comparable period in 2002. The net loss for the period is accounted for by the increase in general and administrative expenses.

PLAN  OF  OPERATIONS

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

On September 3, 2003, the registrant issued a press release announcing that it had entered into a product partnering and marketing agreement with Meganet Corporation based in Encino, California.

Under the terms of this agreement, Meganet and InterCare will undertake to customize the ICE software and product line to accommodate all the following Meganet's Technologies: VME Sign for data authenticity; VME Mail for encryption of e-mail at the end-user level; VME BioDrive-for portable patient data storage on a USB drive with biometric authentication.

RECENT EVENTS

On November 5, 2003, Fredrick W. James, M.D., a Professor and Chair of the Department of Pediatrics, Charles R. Drew University of Medicine and Science was appointed to the Clinical Advisory Board of the registant.

PART  II     -  OTHER  INFORMATION

ADDITIONAL  INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Russ A. Lyon
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Russ A. Lyon

                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERCARE DX,  INC.

DATE:  November 14, 2003
                                   By:  /s/  Russ A. Lyon
                                        -------------------
                                            Russ A. Lyon
                                           President/CTO

                                    EXHIBIT 31.1



I, Anthony C. Dike, certify that:

1. I have reviewed this quarterly report on Form 10QSB of InterCare DX, Inc.;

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

Date:     November 14, 2003

By:_/s/ Anthony C. Dike
--------------------------
        Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 31.2



I, Russ Lyon, certify that:

1. I have reviewed this quarterly report on Form 10QSB of  InterCare  Dx, Inc.;

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

Date:     November 14, 2003

By:_/s/ Russ Lyon
--------------------------
        Russ Lyon
President and Chief Technology Officer

Exhibit 32.1




                             CERTIFICATION  PURSUANT  TO SECTION 906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the quarterly report of Meridian Holdings, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr. Russ A. Lyon, President, of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Meridian Holdings, Inc., and will be retained by Meridian Holdings, Inc., and furnished to the Securities and Exchange Commission or its staff upon request.


DATE: November 14,   2003        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                        Chairman  and  CEO


                                   By:_/s/ Russ A. Lyon
                              --------------------------
                                       Russ Lyon
                          President and Chief Technology Officer

??

??

??

??

8