Form 10KSB
period 2003-12-31
INTERCARE DX INC
filed 2004-03-31
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal  Year  Period  Ended       December  31,  2003

       (   )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d) OF THE
                                   SECURITIES
           EXCHANGE  ACT  OF  1934

           For  the  Transition  Period  From  ___________  to  ____________

                       COMMISSION  FILE  NUMBER:   333-94813


                             INTERCARE  DX,  INC.

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

As  of  December  31,  2003,  InterCare  DX,  Inc.,  Registrant  had  14,293,403
shares of its zero par value common stock outstanding. Based upon the closing price at such date, aggregate market value was $1,143,472
















                                        Page 1 of 26 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2003

                                TABLE  OF  CONTENTS

                                                                    Page  Number
                                    PART  I

Item  1.  Description  of  Business. . . . . . . . . . . . . . . . . . . . .  3

Item  2.  Description  of  Property . . . . . . . . . . . . . . . . . . . .  18

Item  3.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . .  18

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  Our  .18

                                  PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  matters.   18

Item  6.  Management's  Discussion  and  Analysis . . . . . . . . . . . . .  21

Item  7.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .  23

Item 8. Changes In an Disagreements With Accountants on Accounting and 23 Financial Disclosure

                                  PART  III

Item  9.   Directors, Executive  Officers,  Promoters and  Control  Persons. 23

Item  10.  Executive  Compensation  . . . . . . . . . . . . . . . . . . . . .29

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management 29

Item  12.  Certain  Relationships  and  Related  Transaction  . . . . . . . .30

Item  13.  Exhibits  and  Reports  on  Form  8-k  . . . . . . . . . . . . . .30

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS


InterCare DX, Inc. formerly known as InterCare.com dx,, is organized in the State of California. We are an innovative software products and services company specializing in providing healthcare management and information systems solutions, with our main office located at 900 Wilshire Blvd., Suite 500, Los Angeles, California, USA, and international partners located worldwide. In business since 1991, we have created, published, and marketed software products embedded with sound, text and video for the purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management as well as medical and health-related content and information targeted toward the education, consumer, and healthcare industry markets.

Our  Products  and  Services

InterCare Clinical Explorer (ICE ), is the latest product developed by InterCare DX, Inc., an innovative enterprise level clinical documentation application designed to integrate virtually all aspects of the health care enterprise, both inpatient and outpatient. ICE(tm)'s extensive, scalable system flexibility allows its adaptation to clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education, real-time electro-physiological data capture and display, voice command and recognition, a digital dictation module, and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes. We have signed partnership and/or reseller agreements in place to utilize, or have plans to incorporate the following third-party products and/or technology into ICE :

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

Medical  knowledge  base  /  lexicon

ICE  Clinical  Observation  Language  (ICOL(tm))
--------------------------------------------
There is no single published or accepted language that comprehensively and logically describes the discrete facts about a patient's clinical condition that can be used scientifically to create a standardized methodology for analyzing a myriad of clinical observations, interventions and outcome in medicine, hence the development of ICE Clinical Observation Language vocabulary (ICOL). The unique feature of ICOL is that it is made up of short phrases that could be plugged-in to a note without any modification, or joined with other phrases in the ICOL knowledge base to form a complete sentence. Developed by the InterCare team of clinical experts, ICOL contains over 50,000 phrases and clinical terminology which are linked to over 200,000 clinical terms and codes that could be customized or used as-is to generate a research-quality outcome measures without compromising the quality of clinical documentation and patient care. ICE Clinical Observation Language (ICOL) provides the corroborating 'glue' that ties together the outcomes, diagnoses, interventions, procedures, activities and patient responses to care delivery into the complete scientific, granular, and comparable clinical content.

When a significant number of patient encounters are recorded using the same clinical vocabulary, the value of the resulting clinical information is profound. Use of this data will facilitate unprecedented and rapid improvement in the consistency and quality of care delivery for an individual patient. This capability will be facilitated by the ability to accurately and consistently measure and improve patient outcomes in response to care rendered while at the same time reducing the cost. ICE(tm) clinical documentation provides the necessary granularity and consistency in the recording of patient health observations required for this process to work.

Summary  of  the  languages  implemented  and  supported  in  ICE(tm)  are:

-     International  Classification  of  Diseases  (ICD-9-CM)
-     Alternative  Complementary  Therapy  Code  (ABC  code)
-     CPT
-     Nursing  Interventions  Classification  (NIC)
-     Nursing  Outcome  Classification  (NOC)
-     NANDA
-     ICE  Clinical  Observation  Language  (ICOL(tm))
-     DSM-IV
-     Other  Third  party  clinical  libraries

We are currently reviewing language from SNOMED and are evaluating inclusion of language from LOINC, the Read Codes, and other UMLS component languages.

Patient  Care  Plans
--------------------
The ICE system incorporates a vast vocabulary of standardized languages to facilitate the Patient Care Planning process. An unlimited number of Care Plan Templates can be created for retrieval to establish an individual Patient Care Plan. The Patient Care Plan can then be personalized as required. Languages available for Diagnoses, Procedures and Interventions, Activities, and Outcomes in ICE Care Plans include ICOL , ICD-9, CPT, NANDA, NIC, NOC etc. User customizable labels can also be added as required, via the knowledge base set-up module.

Patient  Outcome  Management
----------------------------
 "Outcome" is probably one of the most widely used and most poorly defined terms in health care today. In most cases the term is used generically and subjectively to describe the results of patient care. Unfortunately the current measurement system is inconsistent and at much too high a level to facilitate clear comparative measures that will result in better patient care.

Outcomes in ICE are not only an underlying basis for managing the goals and results of care delivery, they are scientifically measured. This unique capability is made possible through the use of ICE Clinical Observation Language combined with comprehensively researched and published outcome languages such as
(NOC).

ICE collects and aggregates data with complete confidentiality for all concerned, via the Clinical Knowledge Base. Using proprietary database design techniques, ICE creates a dynamic linkage between confidential patient data and the Clinical Knowledge Base.

Management  Guidelines  and  Regulatory  Compliance
---------------------------------------------------
ICE conforms to the standards for clinical documentation. Any organization using ICE increases their ability to comply with regulations applicable to comprehensive clinical documentation for patient assessment, care coordination, outcome achievement, and quality improvement.

The DRG system implementation in hospitals reduced care costs for a few years. Hospital costs are increasing again with little data available to document improvement in outcomes. To prevent similar trends in the future, the Center for Medicare and Medicaid Services (CMS) has already implemented cost reduction and quality improvement requirements simultaneously to protect patient outcomes in certain care delivery settings.

This approach, which includes fixed reimbursement for specific patient conditions and which requires outcome reporting to electronically accompany all claims submitted for payment, is the blueprint for the future in all health care settings.

Legal Liability/Mal-practice Insurance Companies Providers face many forms of legal liability, with focus in four major areas:
-     Complete  and  accurate  clinical  documentation
-     Providing  the  care  for  which  they  are  billing
-     Delivering  care  that  is  appropriate  to  the  patient's  condition
- Managing the balance between professional responsibility and payer limitations.

The most critical success factor in all areas of liability is accurate, complete and retrievable clinical documentation. Providers must be able to produce such clinical documentation or face serious consequences. The documentation must demonstrate that the patient's condition was thoroughly assessed, that the problems being treated were clearly identified, that the care plan specifically addressed those problems, and that the patient's status was continually evaluated.

HIPAA further requires that, upon request, the patient must be provided with a legible, complete and understandable copy of their medical record. ICE can help clinicians and other Healthcare providers limit their liability and avoid legal sanctions that potentially could result from poor clinical documentation and incomplete medical records.

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

Industry  Trend

On July 1, 2003 Department of Health & Human Services Secretary Tommy Thompson announced at the National Healthcare Informatics Infrastructure meeting in Washington, DC, that, under a contract signed by the College of Pathologists and the National Library of Medicine, SNOMED will now be available at no charge to those within the United States.

On  December  10,  2003,  in  Great Britain, the British National Health Service
(NHS) announced that is awarded contracts to various health information system vendors to facilitate the design and implementation of a bold plan that will ensure that patients will have their own individual electronic health care record in the NHS by 2010. Electronic files will ensure that all relevant information on patients will be accessible anywhere in the NHS when treatment is being given. Health professionals will have fast access to the patient's full medical history, significantly reducing the risk of mistakes. To date, the NHS has awarded the following contracts:

      Recent Contracts Awarded for Electronic Health Records in UK
Company               Contract                                         Amount (Pounds)

British Telecom          A 10-year contract set up and run the Care        620,000,000
                         Records Service which will link more than
                         30,000 GPs and 270 acute, community and
                         mental health trusts into a single, secure
                         national system

British Telecom          10-year contract as local service provider       996,000,000
                         to link the London area NHS trust to the
                         national system
Accenture                10-year contract as local service provider      1933,000,000
                         to link the North East and Eastern regions
                         NHS trusts to the national system.
Computer Sciences Corp. 10-year contract as local service provider        973,000,000
                         to link the North West and West Midlands
                        regions NHS trusts to the national system.


The  US  Initiative

According to an October 2003 report on entitled, "Information Technology - Benefits Realized for Selected Healthcare Functions," the United States Government Accounting Office reported 13 examples of cost savings resulting from the use of IT, including reduction of costs associated with medication errors, communication and documentation of clinical care and test results, staffing and paper storage, and processing of information. Other benefits included improved quality of care, more accurate and complete medical documentation, more accurate capture of codes and charges, and improved communications among providers that enabled them to respond more quickly to patients' needs. They also reported examples of reduced costs and other benefits resulting from improvements in electronic claims processing and the use of technology to enhance customer service. Benefits included increased staff productivity, improved timeliness in processing claims, improved customer satisfaction, and improved clinical care to members.

The Bush Administration's health care agenda has outlined a comprehensive vision for helping all Americans benefit from the potential of American health care in the 21st century. The President's health care agenda is designed to improve the accessibility, affordability and accountability of health care for every American -- and to make sure that American health care keeps getting better.

ICE is positioned to facilitate many aspects of the Bush Administration's health care initiatives.

OUR  COMPETITION

InterCare DX, Inc., participates in a large and growing marketplace domestically and internationally. The US healthcare information systems and services market currently represents a $20 billion annual market. Electronic Medical Record (EMR), CDR and clinical systems, being a part of an emerging arena, are accountable for $2 US Billion of this sum Clinical systems' market volume is expected to accelerate its growth because of the recent HIPAA regulations requirements.

The most pro-active e-health players are Eclypsis, Cerner, GE Medical, IDX and McKesson-HBOC. yet, each of these players has thousands of existing customers operationally using its legacy systems. Thus, their e-health transition strategy is slow both technically and business wise.

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Meganet Corporation, Sager Midern Computers., Acer America Corporation, ViewSonic Corporation, Microsoft Corporation, Tech Data Corporation, and QRS Diagnostics, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

       - The development, through licensing and/or acquisition, of streaming video technology to facilitate the delivery of high-resolution video-based tele-medicine and other content over the Internet. The server-side software would be marketed to Internet and intranet providers. A basic client-side browser plug-in would be offered as a free download from InterCare DX, Inc., while a more robust stand alone player would be offered for sale as an upgrade.

       - The development of direct reseller relationships with manufacturers of tele-medicine hardware and software (e.g. Sony). In addition to reselling tele-medicine equipment and software, InterCare DX, Inc., will provide tele-medicine systems design and integration, installation and support services, with the latter entailing both face-to-face client contact and a unique interactive multimedia Internet site devoted to answering most questions about tele-medicine, including tutorials, chat and forum capabilities.

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

For  consumers  /  patients

Facilitate and encourage consumer/patient participation in the care delivery process through Internet technologies, via our patient centric web-portal. Facilitate anytime & anywhere secure access to the patient's lifetime medical record as maintained by the healthcare enterprise. Enable the consumer/patient to obtain a variety of services from his care providers and from the healthcare enterprise. Facilitate consumer/patient access to quality healthcare content, encouraging self-treatment of minor healthcare problems outside the care system.

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

Market  Positioning

The ICE(tm) EMR/CDR software program is currently positioned and competing in the conventional healthcare IT enterprise space. This space is primarily occupied by large strong competitors, each leveraging a large customer base, significant recurring revenue (from maintenance services), and a broad product offering. This market space has been undergoing significant consolidations during last couple of years, and are expected to continue well into this century. A typical healthcare IT sales contract in this market space requires significant capital investments by the customer, and places the entire risk on the customer. Meta Group estimates that 5-year healthcare IT cost s are ~$100M per a typical Hospital in the US, with 70% of the software programs purchased failing expectations and replaced within 2-3 years. The ICE(tm) software program will offer significant advantages over the competition in a variety of technical and functional aspects required from an enterprise EMR/CDR software program. Yet, the market's immaturity and the extent of risk involved with significant up-front capital investments, makes it a greater challenge for InterCare DX to successfully play in this market space.

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

InterCare  strengths  when  operating  in  the  US  market  are:

- Point-Of-Care EHR management, care standards, workflow management, personal productivity management, common enterprise knowledge base, enterprise data warehouse, legacy integration middleware and data mining, which are generally available (ICE(tm))

- ICE(tm) architecture initially designed to support Internet (n-tier) implementations

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

These and additional capabilities are based on off-the-shelf technologies/services commercially available from third-party vendors, and InterCare intends to partner with a variety of such vendors and integrate Their products into ICE(tm). Such products includes Video-Conferencing, Voice recognition, Medical transcription, Embedded Images with annotation capabilities etc.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters was submitted to a vote of the security holders, through the Solicitation of proxies or otherwise, during the twelve months ended December 31, 2003.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTER

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.35 and a low bid of $0.03 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

<BTB>
                                    High                  Low
Calendar 2003
Quarter ended March 31              0.07                  0.07
Quarter ended June  30              0.10                  0.10
Quarter ended September 30          0.15                  0.15
Year ended December 31, 2003        0.08                  0.08


<BTB>
                                    High                  Low
Calendar 2002
Quarter ended March 31                -                     -
Quarter ended June  30                -                     -
Quarter ended September 30          0.10                  0.10
Year ended December 31, 2002        0.03                  0.03


At December 31, 2003, the company had approximately 650 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

DESCRIPTION  OF  SECURITIES

COMMON  STOCK

We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 14,293,403 shares were issued and outstanding as of December 31, 2003. All outstanding shares of our common stock are fully paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

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

On  December  10,  1999, as provided in Article IV of this Company's Articles of
Incorporation,   as  amended,   this  Company   has   one   hundred  million
(100,000,000) shares of common stock authorized and as of December 7, 1999, an aggregate of one hundred thousand (100,000) shares of common stock were issued and outstanding. The Board of Directors by way of a written consent declared a stock dividend of one hundred (100) shares of common stock for every one (1) share of common stock currently issued and outstanding, to be payable to shareholders of record as of December 30th, 1999. Meridian Holdings, Inc., the 51% owner of the outstanding shares of the Company's common stock declared a dividend simultaneously to all its shareholders of record who owns a share in Meridian Holdings, Inc., to receive five (5) shares of common stock of InterCare DX.

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

TRANSFER  AGENT.
Corporate Stock Transfer of Denver, Colorado will serve as our transfer agent. Telephone number 303-282-4800.

Recent  Sales  of  Unregistered  Securities

The following information is given with regard to unregistered securities sold by the registrant during the past year, including the dates and amounts of
securities   sold;  the  persons  to  whom  we  sold  the  securities;  the consideration received in connection with such sales and if the securities were issued or sold other than for cash, the description of the transaction and the type and amount of consideration received.





Date      Title        Amount of      Persons              Cash or Non cash consideration
                      Securities
                         Sold
12/31/03  Common Stock 1,000,000  Anthony C. Dike  Non cash compensation for services valued at $0.002 per share (2)


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

REVENUES.

Total revenues for the year ended December 31, 2003 was $0 compared to $364,452 in the year ending December 31, 2002. The Company devoted the entire 2003 in performing beta testing and debugging the ICE(tm) software.

The Company anticipate increase in revenue from the sale of software licenses, implementation and maintenance services starting in the second quarter of 2004, of which negotiations are in progress with potential customers who are interested in purchasing software licenses as well as implementation services.

COST  OF  REVENUES.

There was no cost of revenue incurred during 2003 and 2002 year end respectively.

SALES  AND  MARKETING.
Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our Internet strategies, and software enhancement, testing and debugging. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the ICE software. There can be no assurance that such efforts will materialize into a significant sales or revenue generation for the 2003 fiscal year

PRODUCT  AND  CONTENT  DEVELOPMENT.

Software products and Internet content development expenses is anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs.

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses increased for the year ending December 31, 2003 to $301,818, compared to $16,579 in 2002. The increase in expense during the period ended 2003, was due to refund in the form of forgiveness of management fees in the amount of $350,000 by Meridian Holdings, Inc., for MedMaster Software related transaction, which was later rescinded by Meridian Holdings, Inc., during the fiscal year ended December 31, 2001. Of the $301,818 incurred expense, $292,274 for employee payroll as well as Outside consultant fees, $5,710 was for liability insurance, and the rest Was for other corporate purposes.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2004. Efforts are being made to raise more funds to be used in financing future operating costs. There is no guarantee that the Company will be able to raise such additional funds to finance all the anticipated operating costs.

NET  INCOME.

The Company had net loss of $301,950 or (0.02) per share for the year ended December 31, 2003 as compared to income of 347,873 or 0.027 per share for the year ended December 31, 2002. The increase in net loss was due to one time revenue generated from the sale of the intellectual property asset of the company to Meridian Holdings, Inc., an affiliated company during the period ended December 31, 2002.

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

PLAN  OF  OPERATIONS

On Saturday, March 8, 2003, the following individuals were elected to serve as directors of the company until the next annual meeting: Jude Uwaezoke, Randall Maxey, Russ Lyon, and Wesley Bradford. Anthony C. Dike, MD, elected as Chairman of the Board of Directors of the Company, will serve a three-year term.


On July 22, 2003, the registrant announced its' participation in the Capitol Hill Health Technology Demonstration, an all-day technology event, which is featuring interactive healthcare technology displays by leading government agencies, academic institutions, and the private sector. A noontime panel discussion led by the eHealth Initiative focused on the role of technology in improving quality and cost-effective care.

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

InterCare's participation is predicated upon the company's development of the InterCare Clinical Explore(tm) (ICE(tm)), an innovative and robust software suite designed for integrated management of the healthcare enterprise, from medical history to diagnosis and treatment and billing.

On September 3 2003 the registrant announced today that InterCare has entered into a product partnering and marketing agreement with Meganet Corporation based in Encino, California.

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

Each party will cooperatively market and co-brand the products and services that are subject to this agreement to appropriate prospective buyers worldwide.

Recent  Events

On January 16, 2004, the registrant issued a press release announcing that it will exhibit ICE software at the HIMSS Conference on February 22-26 at Orlando Florida and at "The Annual Shareholder Meeting on March 6, 2004, Los Angeles California

On February 17, 2004, the registrant announced the appointment of Mr. Jerry Miller, as the Interim President and Chief Operations Officer of the Company.
Mr Miller comes to InterCare DX from Southern California Investment Banking firm
Capital  Strategy  Partners  where  he  was  a  Managing  Partner.

Mr. Miller's, professional experience includes over twenty years in the Executive Management and Investment Banking areas of the Information Technology and Services Industry. He has managed information technology enterprises in the U.S., Europe and Asia. He has been the Chief Executive of successful software and service startups. He has assisted clients in developing and executing business strategies and capital formulation. The enterprises he has led have been Premier Partners with Microsoft, Novell, Cisco, HP, and IBM. He was internationally recognized as Chief Executive of the youngest firm to receive the prestigious Beacon Award- an award given to only a handful of some 50,000 qualified and considered firms. Mr. Miller has formerly been a Partner with Anderson Consulting (Accenture) and an Executive with IBM. Mr. Miller is an active Alumnus of the University of Chicago, and California State University, Fullerton. He has received advanced degrees in Finance and Marketing.

On March 6 2004, the registrant held its 2004 annual shareholder meeting during Which the following individuals were elected to serve as directors of the company until the next annual meeting or their successors are elected and qualified:
1.    Jude  Uwaezoke
2.    Randall  Maxey,  MD
3.    Russ  Lyon
4.    Wesley  Bradford,  MD

Additionally, shareholders ratified the reappointment of Andrew Smith, CPA, as the independent auditor for the fiscal year ending December 31, 2003 and reapproved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2004.

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

As of December 31, 2003, directors, control persons, and executive Officers of the Company were as follows:



Name                               Age   Title

Anthony  C.  Dike,  MD               49    Chairman,  Director
                                           Chief  Executive  Officer,  Secretary
                                           Treasurer

Jerry  Miller,    MBA                48    Interim  President  and  COO

Russell  Lyon,   MA                  56    Director,  Chief  Technology  Officer

Jude  Uwaezuoke                      59    Director

Randall  Maxey                       62    Director

Wesley  Bradford                     63    Director

 Anthony C. Dike, MD

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

Jerry Miller, MBA
Mr. Jerry Miller, our Interim President and COO, received a BA degree in Business and Finance from California State University, Fullerton and MBA from University of Chicago, professional experience includes over twenty years in Executive Management and Investment Banking areas of the Information

Technology and Services Industry. He has worked in the U.S., Europe and Asia. He has acted as the Senior Executive of successful software and service startups and he has assisted clients in developing and executing business strategies and capital formulation

Russell A. Lyon, MA

Russell A. Lyon, MA, Chief Technology Officer and a Director, will devote approximately 100% of his time to our affairs. Russell Lyon has been a designer and developer of computer-based educational and training programs for nearly two decades. He has served as both designer and developer on major training projects for a variety of corporate entities, including TRW, Unocal, Union Bank and Southern California Edison. As the founder and principal of Kinetic Media, he was a Level II Authorized Developer for Macromedia Director and has been a featured speaker at the Macromedia International User Conference on innovative uses of Director. He has developed or produced over a dozen separate commercial software titles, including The Mirage Systems Interactive Multimedia Biofeedback Interface for InterCare Diagnostics. He holds a BA degree in Psychology from Cornell University and an MA degree in both Educational Psychology and Instructional Technology form California State University, Long Beach.

Wesley G. Bradford, MD, MPH

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

Randall Maxey, MD, PhD

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

Jude Uwaezoke, MBA

      Jude Uwaezuoke, who has over 15 years of administrative, marketing and financial management experience, is president of Speedy-Care Medical Distributors a privately held durable medical equipment retailer. Currently in his third year of study at West Los Angeles University Law School,
Uwaezuoke  received   a   BS  from  California  State University  Dominguez
Hills  and  an  MBA  from  West  Coast  University.

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

It  is  composed  of  Messrs.  Uwaezuoke,  Bradford,  and  Maxey

EXECUTIVE  COMMITTEE:

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Lyon, and Miller.

Meetings  of  the  Board  of  Directors

During the fiscal year ended December 31, 2003, the Company's Board of Directors acted Five times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT  AND  ETHICS  COMMITTEE  REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditor, Mr. Andrew Smith CPA, is responsible for expressing an opinion on the quality and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit Committee has not adopted a written charter, which has been approved by the Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In  connection  with  our  oversight  responsibilities,  we  have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;
     - reviewed and discussed the audited consolidated financial statements included in InterCare DX, Inc.,2003 Annual Report with management and the independent auditors;
     - discussed with the independent auditors the matters (including the quality of the financial statements and clarity of disclosures) required to be discussed under the American Institute of Certified Public Accountants' Statement on Auditing Standards No. 61, Communications with Audit Committees, which generally requires that certain matters related to the performance of an audit be communicated to the audit committee;
     - received from the independent auditors and reviewed the written disclosures and the letter required from the independent auditors required by the Independence Standards Board, and have discussed with them their independence from management and the Corporation;
     - considered the nature of the non-audit services performed by the independent auditors and the compatibility of those services with their independence; and
     - met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Corporation's internal controls, and the overall quality of the Corporation's financial reporting.

Based on the reviews and discussions referred to above, we recommended to the Board of Directors (and the Board has approved) the inclusion of the audited Consolidated financial statements referred to above in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 2002 and 2003. for filing with the Securities and Exchange Commission.

                   Members  of  the  Audit  and  Ethics  Committee:

Jude  Uwaezeoke  Chairman
Randall  Maxey
Wesley  Bradford

Clinical  Advisory  Board

Duties  and  Functions

Members  of  InterCare  DX,  Inc.,  clinical  advisory  board  will  assist  the
company  in  updating  its   knowledge-based  clinical   content   and  develop
clinical  guidelines,   pathways   and   protocols.  Additionally,  the advisory
board,   working   with   program   developers   and  management,  will  review
programmatic   issues   relating   to  compliance  with  appropriate  regulatory
authorities.   They   will   also   serve   on   InterCare's   Speakers  Bureau
regarding  practical,  clinical  issues  relating  to  ICE(tm),  the  company's
scalable   healthcare  software  solution.  ICE  is  specifically  designed  to
effect   cost-effective   integration   of  all   aspects   of  the  healthcare
enterprise  through documentation,  information  tracking  and  error  reduction
that  supports  patient  safety  and  greater   efficiency   among   healthcare
providers. This panel will be expanded in future to include experts from different healthcare profession

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

ITEM  10.    EXECUTIVE  COMPENSATION

Executive  Officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,     Chairman/CEO/CFO
Jerry    Miller        Interim  President/COO
Russ  A.  Lyon,        Chief Technology Officer

                             EXECUTIVE  COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive Officer and other full-time employee executive officers of the
Company:
                               Annual Compensation

<CAPTION
Name             Year     Salary         Bonus      Stock Option   All Other Compensation
                                                                    (Common Stock)
Anthony C. Dike (1) 2003     $0               0         100,000            0
Russ  A. Lyon   (2) 2003     $100,000         0         100,000           100,000
Jerry Miller    (3) 2003     $0               0         0                0

1. As of December 31, 2003, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

2. Mr. Russ A. Lyon compensation for 2004 is being evaluated by the Compensation Committee of the company and has not been finalized as at the time of this report.

3. Mr. Jerry Miller was engaged as the Interim President/COO on February 15, 2004, with total compensation package of $30,000 and 150,000 shares of Common Stock of the registrant to be issued at the end of the six month contracted period.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2003 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.
The following tables set forth information regarding the beneficial owners of our common stock, as of December 31, 2003, by the following individuals or groups:
     Each  of  our  executive  officers;
     Each  of  our  directors;
     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and All of our directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 14,293,403 common shares issued and outstanding

Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner               Title    Beneficial  Ownership   Status  Percent
of  Class
---------------------------  --------   --------------------  --------  --------------
Anthony  C.  Dike  (1)(2)       Chairman     8,950,000        Active       51.6%
4127  West  62nd  Street        CEO
Los  Angeles,  CA  90043        Director

Jerry Miller                    Interim        150,000        Active       0.55
                                President
                                & COO
Russ  Lyon                      CTO           410,000         Active        2.4%
900  Wilshire  Blvd,  #500      Director
Los  Angeles,  CA  90017

Jude  Uwaezuoke                 Director      100,000         Active        0.5%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Randall  Maxey                  Director      200,000         Active        1.2%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Wesley  Bradford                Director      100,000         Active        0.5%%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Named  Officers  and                        9,910,000                       56.2%
Directors  As  a  Group  (1)

Other  Beneficial  Owners

Meridian  Medical Group, P.C.               3,600,200                       21.0%

MMG  Investments,  Inc                        900,100                        5.0%

Other  Public Shareholders                   3,083,103                      17.8

Total  number  of  shares/options
outstanding                                17,453,403                     100%

(1) Officer or Directors: 9,910,000 shares of Common Stock listed above includes 3,450,000 shares of Common Stock options granted to Anthony C. Dike, 210,000 shares of common stock owned and 200,000 shares of Common Stock options granted to Russ Lyon, 100,000 shares of Common Stock option granted to Jude Uwaezuoke, 100,000 shares of Common Stock Option granted to Wesley Bradford; and 100,000 shares of Common Stock option granted to Randall Maxey as of December 31, 2003, disclosed as if they were issued. Also, Anthony C. Dike, is the sole director and an indirect beneficial owner of 3,600,200 of held by Meridian Medical Group, P.C., and 900,100 shares of Common stock held by MMG Investments, Inc.

OPTIONS/SAR  GRANTS  IN  LAST  FISCAL  YEAR
None

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

On December 31, 2003, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at
0.002 per share.

ITEM 13. EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  REPORTS  OF  FORM  8-K

ITEM     DESCRIPTION
Exhibit 99.1 Independent Auditors Financial Statement and Schedules, when available

Item  6.  Exhibits  and  Reports  on  Form  8-K
  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike
  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Jerry Miller
  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Jerry Miller
                                  SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare  DX,  Inc.







Date:  March  31,  2004            Signature  By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                                    Chairman  and  CEO

                                    EXHIBIT  31.1



I,  Anthony  C.  Dike,  certify  that:

1.  I  have  reviewed  this  annual  report on Form 10KSB of InterCare DX, Inc.;

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

Date:     March  31,  2004

By:_/s/  Anthony  C.  Dike
--------------------------
        Anthony  C.  Dike
Chairman  and  CEO  (Principal  Executive  Officer)

                                    EXHIBIT  31.2



I,  Jerry  Miller,  certify  that:

1.  I  have  reviewed  this annual report on Form 10KSB of  InterCare  Dx, Inc.;

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

Date:     March  31,  2004





By:_/s/  Jerry  Miller
--------------------------
        Jerry  Miller
President  and  Chief  Operations  Officer

Exhibit  32.1




                             CERTIFICATION  PURSUANT  TO  SECTION  906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In  connection  with  the  annual  report  of  Meridian  Holdings,  Inc.  (the
"Company")  on  Form  10-KSB  for  the  period  ending  December  31,  2003  as
Filed  with   the   Securities   and   Exchange   Commission   on    the   date
Hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Mr. Jerry Miller, Interim President of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE:  March 31,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO


                                   By:_/s/  Jerry  Miller
                                   ----------------------
                                       Jerry  Miller
                         Interim  President  and  Chief  Operations  Officer

INDEPENDENT  AUDITOR'S  REPORT

To  the  Board  of  Directors
InterCare DX,  Inc.

I have audited the accompanying balance sheet of InterCare DX, Inc., as of December 31, 2003 and 2002 and the related statements of income, stockholders' equity, and cash flows for the year then ended. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterCare DX, Inc., as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the year then ended, in conformity with generally-accepted accounting principles.


ANDREW  M.  SMITH
CERTIFIED  PUBLIC  ACCOUNTANT
Long  Beach,  California
March  31,  2004

                               InterCare DX, Inc.

                        Balance Sheet As At December 31st





                                                                    2003             2002
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $        525     $     2,930
    Accounts Receivable.(Note 2) . . . . . . . . . . . . . . . .  1,386,350       1,386,350
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .        -                -
                                                                 ---------        ---------
                                                                  1,386,350       1,386,350
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .             52,211          52,211
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .          1,439,086       1,441,491

    Property, Plant, and Equipment
     Net of accumulated Depreciation (Note 1) . . . . . . . . . ..       -                -

    Other Assets
     Deferred Public Offering Cost (Note 5) . . . . . . . . . . .    65,332          65,332
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $   1,504,418      $1,506,823
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable  (Note 2) . . . . . . . . . . . . .      $  1,476,058        1,228,950
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $  1,476,058      $ 1,228,950

Long term liabilities   . . . . . . . . . . . . . . . .             76,797           55,800
                                                                 ---------        ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,504,418      $ 1,284,750
                                                                 =========        ==========

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 14,293,403 and 13,293,403 shares issued and
  outstanding as at December 31, 2003 and 2002 respectively)
 (Note 2)                . . .  . . . . .  . . . . .  . . . . .   710,078           710,078

Accumulated Deficit. . . . . . . . . . . . . . . . . . .         (758,515)         (488,005)
                                                                  --------          --------
Total Equity                                                      (48,437)          222,074
                                                                  --------       ----------
Total Liabilities & Equity . . . . . . . . . . . . . . .       $1,504,418       $ 1,506,823
                                                                 =========       ==========







See Accountants Report and Notes to Financial Statements

                               InterCare DX, Inc.

                             Statement of Operations

                        Year  ended  on  as  of  December  31,


                                            2003        2002
                                            =====       =====
Revenue                               $  -          $  364,452
                                        ---------      -------
Less: Cost of Revenues                $  -                   -
                                        ---------      -------
      Gross Margin                    $  0          $  364,452
                                        =========      =======
Operating Expense                        301,950        16,579
                                        ---------      -------
Other Income and Expense                      -             -
                                        ---------      -------
Net Income                            $  (301,950)   $ 347,873
                                        =========      =======

Weighted average number of shares      13,184,750   12,768,098

Earnings (loss) per common share        $  (0.02)    $   0.027







































See Accountants Report and Notes to Financial Statements

                                 InterCare DX, Inc

                             Statement of Cashflows
                         For the Year Ended  December 31



                                                            2003               2002
                                                            ======             ======
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

   Net  Income                                             $(301,950)         $  347,873
   Adjustments to reconcile  net  income to net cash
   Provided by operating activities
   Depreciation Expense                                                                -
   (Increase) Decrease in
              Accounts  receivable                                                     -
              Inventories                                                              -
              Prepaid Expenses                                       -                 -
              Accounts Payable                                278,548          (357,271)
                                                            ----------          --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                   (23,402)            (9,397)
                                                            ==========         =========

CASH  FLOW  FROM  INVESTING  ACTIVITIES

     Disposal of Fixed Assets                                                          -
     Deferred Offering Costs                                                           -
                                                               --------          --------
NET  CASH  USED  IN  INVESTING  ACTIVITIES                           -                 -
                                                               ========          ========

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds From Sale of Stock                                                       -
     Repayment of debt                                         20,997                  -
     Proceeds from long-term debt                                    -             9,000
                                                                -------           -------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                  20,997             9,000
                                                                -------           -------

Increase (Decrease in cash)                                    (2,405) -            (397)

CASH  AT  BEGINNING OF PERIOD                                   2,930              3,327
                                                               --------           -------
CASH  AT  END  OF  PERIOD                                      $  525            $ 2,930
                                                               ========           =======


                               InterCare DX, Inc.


                  Statement of Changes in Stockholders' Equity






                                                   Common Stock                     Accumulated         Total
Transaction and Date                                  Shares           Amount        Deficit           Equity
                                                   ============       =======       =========        =========
Bal December 31, 2001                              12,242,792    $    710,078    $   (835,878)       $ (125,800)

Net Income Year Ended 12/31/2002                                                      347,873           347,873


Shares issued in Lieu of Compensation               1,050,611
                                                   -----------      ---------         --------           --------
Balance as at December 31, 2002 . . . . . .        13,293,403         710,078        (488,005)           222,073


Net Income Year Ended 12/31/2003                                                     (270,510)          (270,510)

Shares in lieu of compensation                      1,000,000
                                                    ----------        --------       ---------          --------
                                                14,293,403   $    710,078    $  (758,515)        $ (48,437)

                                                  ===========       ==========      ==========        ==========




































See Accountants Report and Notes to Financial Statements

                               InterCare DX, Inc.

                        Notes to the Financial Statements


Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

The  accompanying  notes  are  an  integral  part  of  this  statement.
                            InterCare DX, Inc.

                        Notes to the Financial Statements

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES.

InterCare DX, Inc. formerly known as InterCare.com dx,, is organized in the State of California. We are an innovative software products and services company specializing in providing healthcare management and information systems solutions, with our main office located at 900 Wilshire Blvd., Suite 500, Los Angeles, California, USA, and international partners located worldwide. In business since 1991, we have created, published, and marketed software products embedded with sound, text and video for the purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management as well as medical and health-related content and information targeted toward the education, consumer, and healthcare industry markets.

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

Property and equipment consists of the following as of December 31, 2003 and 2002:

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
                                                 ========      =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2003.

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

On December 31, 2003, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at 0.002 per share. The intrinsic market value of such share were deemed negligible for year ended December 31, 2003, resulting in no increase in compensation or shareholder equity.

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

The customer has the option to purchase a maintenance contract from the Company. Revenues from maintenance component are deferred and brought recognized income ratably over the maintenance service period. Currently, there are no such contracts in existence. The Company's proposed maintenance charges as based on vendor specific evidence of fair value. During the fiscal year ended December 31, 2003, the company did not sale any software license.

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

Deferred  Costs   Related  To  Proposed  Public  Offering.

Costs incurred in connection with last public offering of common stock have been deferred and charged against capital is as follows:

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

Note 3.  RELATED  PARTY  TRANSACTIONS

On December 31, 2003, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at
0.002 per share.


Note 4. STOCK-BASED COMPENSATION

Stock-based compensation plans are accounted for, using the intrinsic value Method Prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued To Employees".

NOTE  5.  LEGAL  FEES

The Company has also agreed to pay Mr. Randolph Katz, Esq., of Bryan Cave LLP, for his legal Services in connection to the initial public offering as invoiced, which as of this writing is approximately $10,000.

These  obligation  have  been  accrued  in  the  accompanying  balance   sheet
and   the  costs  are  included  in  deferred  public  offering  costs.