Form 10QSB
period 2004-03-31
INTERCARE DX INC
filed 2004-05-14
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2004

(   )     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Transition  Period  From  ___________  to  ____________


                        COMMISSION  FILE  NUMBER:   333-57780


                              INTERCARE DX, INC.
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

As of March 31, 2004, InterCare DX, Inc., Registrant had 14,293,403 shares of its no par value common stock outstanding. There is currently no public market for  this  stock.














                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2004

                                 InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

          Balance  Sheets  -  March  31,  2004                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2004                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2004                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

          Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    16

PART  II   OTHER  INFORMATION

          Additional  Information                                         18

          Signature                                                       19

                             InterCare DX,  Inc

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    Balance Sheet As At March 31
                                                       2004                2003
                                                      ======             ======

ASSETS
Current assets
    Cash                                             $      437        $      396
    Accounts Receivable (Note 1 )                     1,386,350         1,386,350
    Less: Allow for Doubtful Accounts                         0                 0
    Inventories and other current assets                 52,211            52,211
                                                      -----------       ----------
Total Current Assets.. . . . . . . . . . . . . . . .  1,438,998         1,438,957
                                                      ===========       =========
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .          0                 0

Other Assets
    Deferred Public Offering Costs                        65,332           65,332
                                                       -----------     ----------
           Total  Assets                               1,504,330        1,504,289
                                                       ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . .  $ 1,574,832        1,314,945
                                                       -----------      ---------
           Total Current Liabilities  . . . . . . .    1,574,832        1,314,945
                                                       ------------     ----------
Long term liabilities          . . . . . .. . . . .       64,888           72,488
                                                       -----------     ----------
           Total Liabilities  . . . . . . . . . . .    1,639,720        1,387,432
                                                       -----------     -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,242,792  shares issued and
    outstanding as at March 31, 2003 and 14,242,792
    as at March 31, 2004 (Note 2) . . . . . . . . . . .  710,078          710,078
    Accumulated Deficit                                 (845,467)        (593,221)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . . . .     (135,389)        (116,857)
                                                      ------------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $ 1,504,331        1,504,289
                                                       ============    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2004             2003
                                       ======            =====
Revenues  . . . . . . . .               $  -          $     -
Less: Cost of Revenues .                   -                -
                                       ---------      ---------
          Gross Margin .                   -                -

Operating Expense. . . .                43,622            105,216
                                       ----------        --------
          Net Income . .              $(43,622)        $ (105,216)
                                        =========       ========

Weighted average number of shares     13,184,750        11,621,396
Weighted average earnings per share    $(0.003)          $ (0.009)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             InterCare DX,  Inc
..

                             STATEMENT OF CASH FLOW

                                    UNAUDITED


                                           For the Three Months  ended March 31,

                                                             2004          2003
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .     $(43,622)     $ (105,216)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                      -              -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .           -               -
      Inventories. . . . . . . . . . . . . . . . . .           -               -
      Increase(Decrease) in
      Accounts payables. . . . . . . . . . . . . . .       34,534           85,994
                                                          --------        --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .       (9,088)         (19,222)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long term debt. . . . . . . . . .        9,000           16,688
                                                          --------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        9,000           16,688

     Increase (Decrease) in cash . . . . . . . . . .          (88)          (2,534)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .          525            2,930
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $       437        $     396
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2004 and 2003:

                                                  2004            2003
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68,770
Less:  Accumulated  Depreciation                   68,770       68,770
                                                 -------       -------
                                                  $     0      $     0
                                                 ========      =======


Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended March 31, 2004.

Stock-based Compensation

Non Employee Stock-based compensation plans are recorded at fair value measurement criteria as described in SFAS 123, "Accounting for Stock-Based Compensation", and EITF 96-18, "Accounting for Equity Instruments That are issued to other than employees for acquiring, or in conjunction with selling of Goods or Services"

Employee Stock-based compensation plans are accounted for, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Under this method, compensation cost is recognized based on the excess of the fair value at the grant dates for awards under those plans, as determined by the Company's officers and directors.

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

Software Development Cost

Software development costs are charged to current operations

Fair  Value  of   Financial  Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

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

NOTE  2. RECENT  EVENTS

On May 1, 2004 the Company issued a private placement memorandum to raise up to $750,000. This offering is still on going. The use of proceed is for product release and other corporate purposes.

                          InterCare DX, Inc.

                          Business Overview

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

Our  Products  and  Services

InterCare Clinical Explorer (ICE ), is the latest product developed by InterCare DX, Inc., an innovative enterprise level clinical documentation application designed to integrate virtually all aspects of the health care enterprise, both inpatient and outpatient. ICE(tm)'s extensive, scalable system flexibility allows its adaptation to clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education, real-time electro-physiological data capture and display, voice command and recognition, a digital dictation module, and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes. We have signed partnership and/or reseller agreements in place to utilize, or have plans to incorporate the following third-party products and/or technology into ICE(tm) :

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

Multi-disciplinary  Clinical  decision  support

Provision of advanced clinical functionality including protocols, pathways, care standards and templates that facilitate care management, resources control and outcome management.

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

-     Other  Third  party  clinical  libraries

We are currently reviewing language from SNOMED and are evaluating inclusion of language from LOINC, the Read Codes, and other UMLS component languages Patient Care Plans
--------------------
The ICE system incorporates a vast vocabulary of standardized languages to facilitate the Patient Care Planning process. An unlimited number of Care Plan Templates can be created for retrieval to establish an individual Patient Care Plan. The Patient Care Plan can then be personalized as required. Languages available for Diagnoses, Procedures and Interventions, Activities, and Outcomes in ICE Care Plans include ICOL , ICD-9, CPT, NANDA, NIC, NOC etc. User customizable labels can also be added as required, via the knowledge base set-up module.

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

The most pro-active e-health players are Eclypsis, Cerner, GE Medical,IDX and McKesson-HBOC. yet, each of these players has thousands of existing customers operationally using its legacy systems. Thus, their e-health transition strategy is slow both technically and business wise.

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Meganet Corporation, Sager Midern Coputers.,
      Acer  America  Corporation,  ViewSonic  Corporation,   Microsoft
      Corporation, Tech Data Corporation, and QRS Diagnostics, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

Our  Product  Features  and  Benefits

ICE(tm) incorporates a wide variety of capabilities and functionality, which differentiate it from other generally available Electronic Medical Record, Central Database Repository (EMR/CDR) software programs in the global Healthcare Information Technology (IT) market.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $(135,834) as at March 31, 2004 compared to networking capital of $ 124,012 during the comparable period in 2003. The decrease in working capital was due to the increase in account payable. The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated Company.

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

REVENUES

There was no revenue generated for the quarter ended March 31, 2004 and 2003 respectively.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment on the development of the new Software, enhancements, testing and debugging.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2004 was $43,589, compared to $105,216 during comparable period in 2003. The decrease in general and administrative expense was due to the portion of the management share of cost. Of the $43,589 total expense, $40,986 was for employee payroll and benefits, $2,603 was for office rent and utilities.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2004, assuming additional funding is raised from equity investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  LOSS

The Company had a net loss of $43,622 for the period ended March 31, 2004, compared to net loss of $105,216 in March 31, 2003. The decrease in net loss was as a result of the decreased management share of cost for the company.

PLAN  OF  OPERATIONS

On  February 17, 2004, the registrant announced the  appointment  of  Mr.  Jerry
Miller,  as  the  Interim  President  and   Chief   Operations  Officer  of  the
Company.

On February 22-26, 2004, the registrant exhibited ICE(tm) software at the HIMSS Conference on February 22-26 at Orlando Florida.

On May 1, 2004 the Company issued a private placement memorandum of its common stock, in order to raise up to $750,000. The use of proceed is for product marketing, hiring of support personnel, and other corporate purposes.

The Company is in the final stages of negotiations with several hospitals in both United States and Middle East for the licensing of the ICE(tm) software.

PART  II     -  OTHER  INFORMATION

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

ADDITIONAL  INFORMATION

Exhibits
31.1                Certification pursuant to section 302 of the Sarbanes-Oxley
                    Act of 2002

32.1                Certification pursuant to section 906 of the Sarbanes-Oxley
                    Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


InterCare DX,  Inc.

Date:  May 14, 2004            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO

                                    EXHIBIT 31.1



I, Anthony C. Dike, certify that:

1. I have reviewed this annual report on Form 10-QSB of  InterCare DX, Inc.;

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

Date:     May 14, 2004

By:_/s/ Anthony C. Dike
--------------------------
        Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                   Exhibit  32.1




                             CERTIFICATION  PURSUANT  TO  SECTION  906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of InterCare DX, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE:  May 14,   2004          By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO