Form 10QSB
period 2004-06-30
INTERCARE DX INC
filed 2004-08-13
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2004

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

As of June 30, 2004, InterCare DX, Inc., Registrant had 14,293,403 shares of its no par value common stock outstanding with a total market value of $1,000,538













                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2004


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - June  30, 2004                              3

          Statements of Operations for the six Months
          ended  June  30, 2004                                        4

          Statement of Cash Flows for the Three Months
          ended June  30, 2004                                         5

          Notes to Financial Statements                                6-7

          Company Overview                                              8

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   15-17

PART II   OTHER INFORMATION

          Additional Information                                       17

          Signature                                                    17

INTERCARE DX,  INC.

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                     As of June 30          December
                                                     2004                   2003
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $      85               $    525
Accounts Receivable (Note 1 )                       1,386,350              1,386,350
    Less: Allow for Doubtful Accounts                       0                      0
                                                   ----------              ---------

     Inventories                                            0                 52,211
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .        1,386,435              1,439,086
                                                    ---------                 ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .        0                      0

Other Assets
                                              -
    Deferred Public Offering Costs                          -                 65,332
                                                   ----------               --------
           Total  Assets                            1,386,435              1,504,418
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . .   1,622,853              1,540,298
                                                    ---------               --------
           Total Current Liabilities  . . . . . . . 1,622,853              1,540,298
                                                    ---------               --------
Long term liabilities          . . . . . .. . . . .    64,888                 55,887
                                                    ---------               --------
           Total Liabilities  . . . . . . . . . .   1,687,741              1,596,185
                                                    ---------              --------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 14,293,403  and 13,293,403 shares
    issued and Outstanding as of June 30, 2004  and
    December 31, 2003) (Note 2) . . . . . . . . .  . .710,078               710,078
    Accumulated Deficit                              (1,011,384)           (801,845)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . . .  (301,306)              (91,767)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $  1,386,435            $1,504,418
                                                    ==========             =========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                        For three months ended June 30,   Six months ended, June 30,
                            2004           2003           2004               2003
                            =====          ======        =======          ========
Revenues  . . . . . . . .     -                -           $   -     $         -
Less: Cost of Revenues .      -                -               -                 -
                          ---------        -------       --------          -------
Gross Margin .
operating Expense. . . .  165,917           48,289       209,539          141,615

                         ---------       --------      ----------        ----------
          Net loss . .   (165,917)        (48,289)    $ (209,539)        (141,615)
                       ==========        =========     ==========        ==========

Weighted average number of shares                    14,293,403          13,293,403
Weighted average earnings per share                   $   (0.0)             $ (0.0)





































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                           For the Six Months  ended June 30,

                                                          2004          2003
                                                          ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . . $  (209,539)      $ (141,615)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense
(Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .
      Inventories. . . . . . . . . . . . . . . . . .       52,211              -
      Prepaid Expenses . . . . . . . . . . . . . .                                Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . . .       82,555         142,800
                                                          --------       --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .      (74,773)          1,185

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .       65,332               -
      Acquisition of Fixed Assets. . . . . . . . . .
                                                         ---------      ---------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .       65,332               -

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .
     Repayment of debt . . . . . . . . . . . . . . .        9,001          (3,612)
     Proceeds from long term debt. . . . . . . . . .
                                                          --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        9,001          (3,612)

     Increase (Decrease) in cash . . . . . . . . . .        (440)          (2,427)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         525            2,930
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $       85        $     503
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 30, 2004 and 2003:

                                                   2004              2003
                                                   =====             =====
Computer Hardware & Software                      $68,264           $68,264
Less:  Accumulated  Depreciation                  (68,264)          (68,264)
                                                  -------           -------
                                                  $ -                $   -
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

The customer has the option to purchase an implementation and maintenance contracts from the Company. Revenues from implementation services contracts are deferred and recognized as earned as services are performed in contracts with hourly billing terms; and as related services are performed or expiration of the terms of the contract in flat rate contracts.

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

SELECTED  FINANCIAL  DATA

The Company had net negative working capital of $236,418 as at June 30, 2004 compared to net negative working capital of $36,972 during the comparable period in 2003. The decrease in working capital was due management decision to write-off expired inventory and deferred offering cost during the reporting period

The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated company.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes, as well as the other information included elsewhere in this prospectus. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including domestic and global economic patterns and trends.

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

REVENUES

There was no revenue generated for the quarter ended June 30, 2004 and 2003 respectively, since the company has been in the testing and debugging mode of the ICE(tm) software.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result no sales or marketing expenses were incurred during the three month period ended June 30, 2004.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended June 2004 was $ 165,917 as against $48,289 for the comparable period June 2003. Of the $165,917 expense incurred for the three months ended June 2004, $38,823 was for employee payroll and $2,700 was for office rent and utilities, and the rest was due to the write-off of expired inventory and deferred public offering cost. For the six months ended June 30, 2004, General administrative expense was $209,539 as against $141,615 for the comparable period June 30, 2003. The increase in General and administrative expense was the result of managements' decision to expense out expired inventory and deferred public offering cost.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the remainder of the year 2004, assuming additional funding is raised from investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

Net(Loss)/ Income

The Company had a net loss of $ 165,917 for three months ended June 30, 2004, compared with a net loss of $48,289 in the comparable period in 2003. For the six months ended June 30, 2004 the Company sustained net loss of $209,539 as against $ 141,615 for the comparable period in June 30, 2003. The increase in net loss was the result of managements' decision to expense out expired inventory and deferred public offering cost.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

On June 24, 2004 the registrant announced that it has entered into a Strategic Alliance Partnership Agreement with Scantron Service Group, a division of Scantron Corporation, a wholly owned subsidiary of John H. Harland Company (NYSE:JH) Under the terms of this agreement, Scantron Service Group will provide to prospective InterCare DX, customers, such services as on-site installation of computer hardware, maintenance, support, and network installation. Each party will cooperatively market and co-brand the products and services that are subject to this agreement to appropriate prospective customers.

Recent Events.

On June 1, 2004, Mr. Russ Lyon resigned as the Chief Technology Officer of the registrant, but still remains as a member of the board of directors until his successor is appointed and qualified according to the company's bye-laws.

PART  II     -  OTHER  INFORMATION

None
                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCare DX,  INC.
DATE:  August 13,  2004
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                         Anthony C. Dike, MD
                                           Chairman/CEO

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

Date:     August 13, 2004

By:_/s/ Anthony C. Dike
--------------------------
        Anthony C. Dike
Chairman and CEO (Principal Executive Officer)

                                    EXHIBIT 99.1



I, Michelle Nguyen, certify that:

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

Date:     August 13, 2004

By:_/s/ Michelle Nyugen
--------------------------
        Michelle Nyugen
Principal Financial Officer

                                   Exhibit  32.1




                             CERTIFICATION  PURSUANT  TO  SECTION  906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of InterCare DX, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Ms. Michelle Nguyen , the principal financial officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE: August 13,   2004          By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO

                             By: // Michelle Nguyen
                            -------------------------
                                Michelle Nguyen
                               Principal Financial Officer