Form 10QSB
period 2004-11-15
INTERCARE DX INC
filed 2004-11-15
CIK 1103310

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON,  D.  C.  20549

                                FORM  10-QSB

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the  Quarterly  Period  Ended        September 30, 2004
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


As of September 30, 2004, InterCare DX, Inc., Registrant had 14,293,403 shares of its no par value common stock outstanding.
















                                        Page 1 of 13 sequentially numbered pages
                                                                       Form 10-Q
                                                             Third Quarter 2004
                              InterCare DX, Inc.


                                      INDEX


                                                                      PAGE
                                                                      ----


PART  I.  FINANCIAL INFORMATION

          Balance Sheets - September  30, 2004                         3

          Statements of Operations for the Nine Months
          ended September 30, 2004                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2004                                     5

          Notes to Financial Statements                                6-7

          Company Overview                                             8-14

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   14-16

PART II   OTHER INFORMATION

          Additional Information                                        16

          Signature                                                     16

          Exhibits                                                   17-19

                                InterCare DX,  Inc.

                           CONSOLIDATED BALANCE SHEET



                                         As of  Sept 30  2004   as of  Dec31  2003
                                                   (unaudited)          (audited)
                                                       ======              ======

ASSETS
Current assets
    Cash                                         $        52           $       525
    Accounts Receivable - Net (Note 1 )            1,382,450             1,386,350
    Inventories                                          -                  52,211

                                                   ----------           -----------
Total Current Assets.. . . . . . . . . . . . . . . 1,382,502             1,439,086
                                                   ----------           -----------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .      -                  -

Other Assets
    Cash Advance                                         500                   -
    Deferred Public Offering Costs                        -                 65,332
                                                   ----------            ----------
           Total  Assets                           1,383,002             1,504,418
                                                   ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . ..    43,522             1,540,298
    Others                                           105,527                 -
                                                    ---------            -----------
    Total Current Liabilities  . . . . . . .         149,049             1,540,298
                                                    ---------            ------------
Long term liabilities          . . . . . .. . . .  1,534,221                55,887
                                                   ----------            -----------
           Total Liabilities  . . . . . . . . . .  1,683,270             1,596,185
                                                   ----------            -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock 100,000,000 shares authorized
    no par value ; 13,293,403  shares issued and
    outstanding as of December 31, 2003 and
    14,293,403 as of September 30, 2004.             738,078                710,078
    Accumulated deficit                           (1,038,346)              (801,845)
                                                   ----------            ----------
           Total Stockholders' Equity . . . . . . . (300,268)               (91,767)
                                                   ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $ 1,383,002             $1,504,418
                                                   ==========             =========








                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Months Ended Sept. 30,  9 Mos. Ended Sept. 30,

                                        2004         2003       2004          2003
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $     0      $     0      $      0      $    0
                                      ---------    -------     ---------      -------
                                           0            0             0           0

Operating Expense. ..                  23,529      43,617        232,998      185,165

Other Income and Expense                3,433          33          3,503           99
                                     ----------    --------    ----------     ---------
   Net Loss          . .            $ (26,962)    (43,650)      (236,501)    (185,264)
                                      =========    ========    ==========     =========

Weighted average number of shares    14,293,403    13,293,403   14,293,403    13,293,403
Weighted average earnings per share  $   (0.00)    $   (0.00)    $   (0.02)   $   (0.03)







































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                               InterCare DX,  Inc.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                              For the Nine Months Ended Sept. 30,

                                                              2004          2003
                                                              ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .  $  (236,501)     $(185,264)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                   -              -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .        3,400           -
      Inventories. . . . . . . . . . . . . . . . . .       52,211           -
      Accounts Payables. . . . . . . . . . . . . . .   (1,391,249)       176,442
                                                       ------------     ----------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .   (1,572,139)        (8,822)

CASH FLOW FROM INVESTING ACTIVITIES                        65,332
      Deferred public offering
                                                        ----------       ----------
NET CASH USED IN INVESTING ACTIVITIES                      65,332            -

CASH FLOW FROM FINANCING ACTIVITIES
     Loan From MH . . . . . . . . . . . . . . . .       1,478,334          8,530
     Proceeds from issuing stocks . . . . . . .            28,000             -
                                                       ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .    1,506,334          8,530

     Increase (Decrease) in cash . . . . . . . . . .        (473)           (292)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         525             397
                                                        -----------       ---------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $       52             105
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept. 30, 2004 and 2003:

                                                   2004            2003
                                                   =====           =====
Computer Hardware & Software                         $ 0            $ 0
Less:  Accumulated  Depreciation                       0              0
                                                  -------        -------
                                                     $ 0            $ 0
                                                  ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended Sept. 30, 2004.

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

NOTE  2. RECENT  EVENTS

On November 3, 2004, the registrant announced in the form of a form 8k filed with the SEC, that Mr. Donald Stanford has been appointed a Member of the Board of Directors of the registrant, and will replace the seat vacated by Mr. Russ Lyon, who has left the company to pursue other interest.

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

Outcomes in ICE(tm) are not only an underlying basis for managing the goals and results of care delivery, they are scientifically measured. This unique capability is made possible through the use of ICE Clinical Observation Language combined with comprehensively researched and published outcome languages such as
(NOC).

ICE(tm) collects and aggregates data with complete confidentiality for all concerned, via the Clinical Knowledge Base. Using proprietary database design techniques, ICE(tm) creates a dynamic linkage between confidential patient data and the Clinical Knowledge Base.

Management  Guidelines  and  Regulatory  Compliance
---------------------------------------------------
ICE(tm) conforms to the standards for clinical documentation. Any organization using ICE(tm) increases their ability to comply with regulations applicable to comprehensive clinical documentation for patient assessment, care coordination, outcome achievement, and quality improvement.

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

ICE(tm) is positioned to facilitate many aspects of the Bush Administration's health care initiatives.

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

                                   Properties

The  Company's  corporate  offices are located at 900 Wilshire Boulevard, Suite

500, Los Angeles, California 90017. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/5 of the monthly rent of $5765.00. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

MARKET  FOR  COMMON  STOCK

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.19 and a low bid of $0.05 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had  net  working  capital of  $1,233,453  as  at September 30, 2004
compared to  negative  working  capital  of  $ 101,212 during   the  December 31
in 2003.

This represents a substantial increase in working capital. The increase in working capital was due to the reclassification of certain account payable to long-term. The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated company.

On May 1, 2004, the company issued a private placement memorandum, in order to raise $750,000. There can be no assurance that the company will raised the expected amount. The use of proceed is for product launching and other corporate causes.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our current unaudited financial statements and notes, as well as the other information included in our annual report (10KSB) for the period ended December 31, 2003, as filed with SEC. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

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

REVENUES
For   the three and nine   months  period  ended  September 30,2004,   and 2003,
the registrant generated zero revenue due to lack of sales activities.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter ended Sept 30, 2004 were $23,529 compared to $43,617 during the comparable period in 2003. For nine month period ended September 30, 2004, general administrative expenses, the Company incurred $232,998 compared to $185,165 in the comparable period in 2003. The increase in general and administrative expenses for the nine months ended September 30, 2004 is largely attributable to the increased management share of cost billed to the registrant by Meridian Holdings, Inc. on a quarterly basis

OPERATING  LOSS

The Company expects further increases in operating losses for the 2004 fiscal year, due to lack of sales activities. However, management believes that the company will begin to generate revenue in 2004 fiscal year, after completing the pilot testing, and releasing the official version of the application.

NET  LOSS

The Company had a net loss of $236,501 for the nine months period ended September 30, 2004, compared with net loss of $185,264 in the comparable period in 2003. The increase in net loss for the period is accounted for by the increase in general and administrative expenses.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

RECENT EVENTS

On November 3, 2004, the registrant announced in the form of a form 8k filed with the SEC, that Mr. Donald Stanford has been appointed a Member of the Board of Directors of the registrant, and will replace the seat vacated by Mr. Russ Lyon, who has left the company to pursue other interest.

PART  II     -  OTHER  INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

  31.1 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike

  31.2 Certification pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 of Michelle Nguyen

  32.1 Certification pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 of Anthony C. Dike and Michelle Nguyen


                                   SIGNATURE

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

InterCare DX,  INC.
DATE:  November 15,  2004
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

Date:     November 15, 2004

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

Date:     November 15, 2004

By:_/s/ Michelle Nyugen
--------------------------
        Michelle Nyugen
Principal Financial Officer

                                   Exhibit  32.1




                             CERTIFICATION  PURSUANT  TO  SECTION  906
                             OF  THE  SARBANES-OXLEY  ACT  OF  2002


In connection with the annual report of InterCare DX, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Anthony C. Dike, the Chief Executive Officer, and Ms. Michelle Nguyen , the principal financial officer, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


DATE: November 15,   2004         By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO

                             By: // Michelle Nguyen
                            -------------------------
                                Michelle Nguyen
                               Principal Financial Officer