Form 10KSB/A
period 2003-12-31
INTERCARE DX INC
filed 2005-01-10
CIK 1103310

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















                                        Page 1 of 26 sequentially numbered pages
                                                                   Form 10-KSB/A
                       Annual Report For The Fiscal Year Ended December 31, 2003

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

      Recent Contracts Awarded for Electronic Health Records in UK
Company               Contract                                       Amount (British)
                                                                              Pounds
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


DATE:  March 31,   2004        By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO


                                   By:_/s/  Jerry  Miller
                                   ----------------------
                                       Jerry  Miller
                         Interim  President  and  Chief  Operations  Officer

To  the  Board  of  Directors
InterCare DX,  Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------

We  have  audited  the  accompanying  balance  sheet  of  InterCare DX,  Inc.
as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of InterCare DX, Inc., as of December 31, 2002 and for the year then ended were audited by another auditor who has ceased operations with respect to public companies. That auditor expressed an unqualified opinion on those financial statements in his audit report dated March 27, 2003.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InterCare DX, Inc., as of December 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
January 10, 2005

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