Form 10QSB/A
period 2004-03-31
INTERCARE DX INC
filed 2005-03-02
CIK 1103310

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














                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2004

                                 InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

      Item 1   Financial Statements

          Balance  Sheets  -  March  31,  2004                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2004                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2004                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

     Item 2   Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    16

     Item 3    Controls and Disclosure                                    18

PART  II   OTHER  INFORMATION

     Item 1    Legal proceedings                                          19
          Additional  Information                                         19

          Signature                                                       19

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

RECENT EVENTS

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

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART  II     -  OTHER  INFORMATION

Item 1 legal Proceedings

             None

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

InterCare DX,  Inc.

Date:  February 25, 2005            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO