Form 10QSB/A
period 2004-06-30
INTERCARE DX INC
filed 2005-03-02
CIK 1103310

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


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets - June  30, 2004                              3

          Statements of Operations for the six Months
          ended  June  30, 2004                                        4

          Statement of Cash Flows for the Three Months
          ended June  30, 2004                                         5

          Notes to Financial Statements                                6-7

          Company Overview                                              8

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   15-17

    Item 3    Controls and Procedures                                   17

PART II   OTHER INFORMATION

          Additional Information                                       18

          Signature                                                    18

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

InterCare DX,  INC.
DATE:  February 25, 2005
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                         Anthony C. Dike, MD
                                           Chairman/CEO