Form 10QSB/A
period 2004-06-30
INTERCARE DX INC
filed 2005-03-02
CIK 1103310

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


                                      INDEX


                                                                      PAGE
                                                                      ----


PART  I.  FINANCIAL INFORMATION
      Item 1  Financial Statements

          Balance Sheets - September  30, 2004                         3

          Statements of Operations for the Nine Months
          ended September 30, 2004                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2004                                     5

          Notes to Financial Statements                                6-7

          Company Overview                                             8-14

     Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   14-16

     Item 3    Controls and Disclosures                                  16

PART II   OTHER INFORMATION

          Additional Information                                        17
          Signature                                                     17

          Exhibits                                                    18-20

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


DATE: February 25, 2005         By:  /s/  Anthony  C.  Dike
                                        -------------------
                                         Anthony  C.  Dike
                                         Chairman  and  CEO