Form 10KSB
period 2004-12-31
INTERCARE DX INC
filed 2005-05-16
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal  Year  Period  Ended       December  31,  2004

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

As  of  December  31,  2004,  InterCare  DX,  Inc.,  Registrant  had  15,713,902
shares  of  its  zero  par  value  common  stock  outstanding.















                                        Page 1 of 26 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2004


                                TABLE  OF  CONTENTS

                                                                    Page  Number
                                    PART  I

Item  1.  Description  of  Business. . . . . . . . . . . . . . . . . . . . .  3

Item  2.  Description  of  Property . . . . . . . . . . . . . . . . . . . .   9

Item  3.  Legal  Proceedings  . . . . . . . . . . . . . . . . . . . . . . .   9

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders  Our  . 9

                                  PART  II

Item  5.  Market  for  Common  Equity  and  Related  Stockholder  matters.    9

Item  6.  Management's  Discussion  and  Analysis . . . . . . . . . . . . .  11

Item  7.  Financial  Statements . . . . . . . . . . . . . . . . . . . . . .  11

Item 8. Changes In an Disagreements With Accountants on Accounting and 14 Financial Disclosure

                                  PART  III

Item  9.   Directors, Executive  Officers,  Promoters and  Control  Persons. 14

Item  10.  Executive  Compensation  . . . . . . . . . . . . . . . . . . . . .18

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management 19

Item  12.  Certain  Relationships  and  Related  Transaction  . . . . . . . .20

Item  13.  Exhibits  and  Reports  on  Form  8-k  . . . . . . . . . . . . . .20

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

Summary  of  the  languages  implemented  and  supported  in  ICE(tm)  are:

-     International  Classification  of  Diseases  (ICD-9-CM)
-     Alternative  Complementary  Therapy  Code  (ABC  code)
-     CPT
-     Nursing  Interventions  Classification  (NIC)
-     Nursing  Outcome  Classification  (NOC)
-     NANDA
-     ICE  Clinical  Observation  Language  (ICOL(tm))
-     DSM-IV
-     Other  Third  party  clinical  libraries such as SNOMED, LOINC and Read
      Codes.

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

- InterCare expects its transition to the e-Health market space, coupled with its revised service-based sales model, to make these strengths a significant competitive advantage over its competition.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters was submitted to a vote of the security holders, through the Solicitation of proxies or otherwise, during the twelve months ended December 31, 2004.

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

<BTB>
                                    High                  Low
Calendar 2004
Quarter ended March 31              0.10                  0.10
Quarter ended June  30              0.07                  0.07
Quarter ended September 30          0.06                  0.06
Year ended December 31, 2004        0.20                  0.20


<BTB>
                                    High                  Low
Calendar 2003
Quarter ended March 31              0.07                 0.07
Quarter ended June  30              0 10                 0.10
Quarter ended September 30          0.15                 0.15
Year ended December 31, 2003        0.08                 0.08


At December 31, 2004, the company had approximately 451 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.


DESCRIPTION  OF  SECURITIES

COMMON  STOCK

We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 15,713,902 shares were issued and outstanding as of December 31, 2004. All outstanding shares of our common stock are fully paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

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



Date      Title        Amount of      Persons              Cash or Non cash consideration
                      Securities
                         Sold
12/31/04  Common Stock 1,000,000  Anthony C. Dike  incentive stock option exercise valued at $0.002 per share (2)


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

REVENUES.

The company generated no revenues from operations as of December 31, 2004 and 2003 respectively.

The Company anticipate increase in revenue from the sale of software licenses, implementation and maintenance services starting in the second quarter of 2005, of which negotiations are in progress with potential customers who are interested in purchasing software licenses as well as implementation services. In addition the Company is in a process of launching a new medical testing service within the greater Los Angeles County area in second quarter of 2005 which will enhance the revenue stream of the Company.

COST  OF  REVENUES.

There was no cost of revenue incurred during 2004 and 2003 year end respectively.

SALES  AND  MARKETING.

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our software enhancement, testing and debugging. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the ICE(tm) software.

PRODUCT  AND  CONTENT  DEVELOPMENT.

Software products and Internet content development expenses is anticipated to increase significantly during the next coming year, due to website redesign and other Internet initiative launch costs, consisting primarily of personnel and consulting costs.

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses decreased for the year ending December 31, 2004 to $215,418 compared to $301,818 in 2003. The decrease in expense during the period ended 2004, was due business restructing and lay-off of some personnel.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2005. Efforts are being made to raise more funds to be used in financing future operating costs. There is no guarantee that the Company will be able to raise such additional funds to finance all the anticipated operating costs.

NET  INCOME.

The Company had net loss of $215,418 or (0.02 per share) for the year ended December 31, 2004 as compared to net loss of $301,950 or 0.02 per share for the year ended December 31, 2003.

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

The company has continued to redefine itself as a leader in the area of Medical Informatics, Telemedicne and Telehealh. The Company participated in the several Trade shows and industry presentations such as the HIMSS, Primed in United States.

Anthony C. Dike, M.D, FACP was also invited as a guest at the third International Gulf Congress in Obstetrics and Gynaecology held in Jeddah Saudi Arabia from April 05-08 of 2004. At this conference, the company presented the ICE(tm) software technology to the participants.

The Company is also actively involved in various E-health Initiatives in United States and abroad, which the company believes will provide more exposure to the products and Services of the Company.

Recent Events

At the Annual share holder meeting which was held at Los Angeles California on Saturday, March 5, 2005, the following individuals were elected to serve as directors of the company until the next annual meeting: Jude Uwaezoke, Karunyan Arulanantham, Donald Stanford, and Wesley Bradford.

Additionally, shareholders ratified the reappointment of Madsen Associates CPAs, as the independent auditor for the fiscal year ending December 31, 2004 and reapproved the Company's 2001 Joint Incentive and Non-Qualified Stock Option Plan for fiscal year 2005.

On March 15, 2005, the registrant issued a press release announcing a joint Product marketing agreement with Excel Medical Inc.

On March 17, 2005, the registrant announced that it has signed a software licensing agreement with Saudi German Hospital Group (SGHG).

The company also appointed Mahroof Haj Mohideen as senior vice president for Europe and the Gulf Region. Mohideen is currently Supervisor of the Centre for

Information and Communications Sciences in Healthcare at King Fahd Hospital Jeddah. He is also a consultant obstetrician, gynecologist and perinatologist. Mohideen is also a consultant in knowledge management and technology in medicine. He works as honorary associate professor at the Department of Obstetrics and Gynecology and a consultant in e-learning and medical knowledge management at Umm Al Qura University.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Company's Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, they concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

As of December 31, 2004, directors, control persons, and executive Officers of the Company were as follows:



Name                               Age   Title

Anthony  C.  Dike,  MD               50    Chairman,  Director
                                           Chief  Executive  Officer,  Secretary
                                           Treasurer
Jude  Uwaezuoke                      60    Director

Donald Stanford                      62    Director

Randall  Maxey                       63    Director

Wesley  Bradford                     64    Director

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

With the exception of Anthony C. Dike, MD,  Chairman  &  CEO, none  of the other
directors   are,   or  have  been  employed  by  the Company.

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

Meetings  of  the  Board  of  Directors

During the fiscal year ended December 31, 2004, the Company's Board of Directors acted Four times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

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

ITEM  10.    EXECUTIVE  COMPENSATION

Executive  Officers

The  executive  officers  of  the  Company  are  as  follows:

Anthony  C.  Dike,     Chairman/CEO
David Butler           Product Manager and Director of Business Development

                             EXECUTIVE  COMPENSATION

The table below shows information concerning the annual and long-term compensation for services in all capacities to the Company for the Chief Executive Officer and other full-time employee executive officers of the
Company:

                               Annual Compensation

<CAPTION

Name             Year     Salary         Bonus      Stock Option   All Other Compensation
                                                                    (Common Stock)
Anthony C. Dike (1) 2004     $0               0         1,000,000          0
David Butler    (2) 2004     $45,000          0            50,000          0

1. As of December 31, 2004, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

2. Mr. David Butler was hired as the product manager and director of business Development. He started his career as an Engineer, with a Bachelor of Science in Mechanical Engineering in his native country of England. After many years, working in almost every department in a large truck manufacturer, he joined a global automotive manufacturing company, as the Operations Manager for the North of England. He holds a Masters Degree in Information Systems from California State University Los Angeles, California.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2004 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

The following tables set forth information regarding the beneficial owners of our common stock, as of December 31, 2004, by the following individuals or groups:
     Each  of  our  executive  officers;

     Each  of  our  directors;

     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and

     All  of  our  directors  and  executive  officers  as  a  group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 19,613,902 common shares outstanding.








Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner               Title    Beneficial  Ownership   Status Percent  of  Class
---------------------------  --------   --------------------  -------- -----------------

Anthony  C.  Dike  (1)          Chairman     15,402,600       Active         79%
4127  West  62nd  Street        CEO
Los  Angeles,  CA  90043        Director

Donald Stanford                 Director              0       Active          0%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Jude  Uwaezuoke                 Director        200,000       Active          1%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Karunyan Arulanantham           Director             0        Active          0%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Wesley  Bradford                Director        200,000        Active         1%%
900  Wilshire  Blvd,  #500
Los  Angeles,  CA  90017

Named  Officers  and                        15,802,600                       81%
Directors  As  a  Group  (1)

Other Public Shareholders                    3,333,103                       19%

Total number of shares outstanding          19,613,902                       100%

(1) Officer or Directors: 15,802,600 shares of Common Stock listed above Includes 7,000,000 shares already issued and 3,450,000 shares of Common Stock options granted to Anthony C. Dike. Also, Anthony C. Dike, is the sole director and an indirect beneficial owner of 3,600,200 shares of common stock held by Meridian Medical Group, P.C., and 900,100 shares of Common stock held by MMG Investments, Inc., 200,000 shares of Common Stock option granted to Jude Uwaezuoke, 200,000 shares of Common Stock Option granted to Wesley Bradford; as of December 31, 2004, disclosed as if they were issued.

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

InterCare  DX,  Inc.







Date:  May 13,  2005                Signature  By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                                     Chairman  and  CEO

To  the  Board  of  Directors
InterCare DX,  Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------

We have audited the accompanying balance sheet of InterCare DX, Inc., as of December 31, 2004 and 2003 the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our responsibility is to expressed an opinion on those financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of, as of December 31, 2004, and 2003 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
May 13, 2005

                               InterCare DX, Inc.

                        Balance Sheet As At December 31st





                                                                    2004             2003
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $      2,130     $       525
    Accounts Receivable.(Note 2) . . . . . . . . . . . . . . . .  1,382,950       1,386,350
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .        -                -
                                                                 ---------        ---------
                                                                  1,385,080       1,386,350
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .             52,211          52,211
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .          1,437,291       1,439,086

    Property, Plant, and Equipment
     Net of accumulated Depreciation          . . . . . . . . . ..       -                -

    Other Assets
     Deferred Public Offering Cost           . . .. . . . . . .   .  65,332          65,332
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $   1,502,623      $1,504,418
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable           . . . . . . . . . . . . .      $  1,549,056        1,476,058
    Advances from Officer                                           28,500                -
    Deposits                                                        50,000                -
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $  1,627,556      $ 1,476,058

Long term liabilities   . . . . . . . . . . . . . . . .        $    76,797           76,797
                                                                 ---------        ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,704,353      $ 1,504,418
                                                                 =========        ==========

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 15,713,902 and 14,293,403 shares issued and
  outstanding as at December 31, 2004 and 2003 respectively.      772,203           710,078
Accumulated Deficit. . . . . . . . . . . . . . . . . . .         (973,933)         (758,515)
                                                                  --------          --------
Total Equity                                                     (201,730)          (48,437)

                                                                 --------       ----------
Total Liabilities & Equity . . . . . . . . . . . . . . .        $1,502,623      $ 1,504,418
                                                                 =========       ==========





See Accountants Report and Notes to Financial Statements

                               InterCare DX, Inc.

                             Statement of Operations

                        Year  ended  on  as  of  December  31,


                                            2004        2003
                                            =====       =====
Revenue                               $  -          $      -
                                        ---------      -------
Less: Cost of Revenues                $  -                   -
                                        ---------      -------
      Gross Margin                    $  -         $        -

Operating Expense
General and Administrative               215,418       301,950
                                        ---------      -------
Total Expense                            215,418       301,950

Net Loss                              $ (215,418)   $ (301,950)
                                        =========      =======

Net income(loss) per share

         Weighted average  shares
         Common Stock Outstanding       14,461,986   13,184,750

Net Loss Per Common Share
         Basic and Fully Dilutive        $  (0.02)    $  (0.02)
                                       ===========    =========

































See Accountants Report and Notes to Financial Statements

                                 InterCare DX, Inc

                             Statement of Cashflows
                         For the Year Ended  December 31



                                                            2004               2003
                                                            ======             ======
CASH  FLOWS  FROM  OPERATING  ACTIVITIES

   Net  Income                                             $(215,418)         $ (301,950)
   Adjustments to reconcile  net  income to net cash
   Provided by operating activities
   Stock issued in lieu of compensation                        5,000
   Stock issued for licensing fees                            12,500

    Changes to operating assets and liabilities:
   (Increase) Decrease in
              Accounts  receivable                             3,400                   -
              Accounts Payable                                72,998              278,548
                                                            ----------          --------
NET  CASH  USED  IN  OPERATING  ACTIVITIES                  (121,520)             (23,402)


CASH  FLOWS  FROM  FINANCING  ACTIVITIES
     Proceeds from sale of common stock                         44,625                 -
     Repayments on line of credit                                    -            20,997
     Advances by Officer                                        28,500                 -
     Deposits                                                   50,000                 -
                                                                -------           -------
NET  CASH  PROVIDED  BY  FINANCING  ACTIVITIES                 123,125            20,997
                                                                -------           -------

Increase (Decrease in cash)                                     1,605             (2,405)

CASH  AT  BEGINNING OF PERIOD                                     525              2,930
                                                               --------           -------
CASH  AT  END  OF  PERIOD                                     $ 2,130            $   525
                                                               ========           =======


                               InterCare DX, Inc.


                  Statement of Changes in Stockholders' Equity






                                                   Common Stock                     Accumulated
Transaction and Date                                  Shares           Amount        Deficit
                                                   ============       =======       =========
Balance as at December 31, 2002 . . . . . .        13,293,403         710,078        (488,005)
         Shares in lieu of compensation             1,000,000
                  Net(Loss) for period                      -               -        (301,950)
                                                   ----------         --------       ---------
Balance as of December 31, 2003                 14,293,403   $    710,078    $  (758,515)
Shares issued in lieu of compensation
  at $.10 per share                                    50,000           5,000               -
Shares issued for cash at $.25 per share              120,500          30,125               -
Shares issued to officer for cash
  At $.002 per share                                1,000,000           2,000               -
Shares issued for cash at $.10  per share             125,000          12,500               -
Shares issued for licensing fees at $.10 per share    125,000          12,500               -
           Net(Loss) for period                                                      (215,418)
                                                    ----------        --------       ---------
Balance as of December 31, 2004                    15,713,903         772,203        (973,933)
                                                  ===========       ==========      ==========





































See Accountants Report and Notes to Financial Statements

                               InterCare DX, Inc.

                        Notes to the Financial Statements

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES.

InterCare DX, Inc.(formerly known as InterCare.com dx), is organized in the State of California. InterCare is an innovative software products and services company specializing in providing healthcare management and information systems solutions, with our main office located at 900 Wilshire Blvd., Suite 500, Los Angeles, California, USA, and international partners located worldwide. In business since 1991, we have created, published, and marketed software products embedded with sound, text and video for the purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management as well as medical and health-related content and information targeted toward the education, consumer, and healthcare industry markets.

1. Use of Estimates

The  preparation  of  consolidated  financial  statements  in  conformity  with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. Account Receivable

The Company recognizes accounts receivable to the extent that revenues have been earned, and collections are reasonably assured.

3. Inventory

Inventories consists of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of valuation.

4. Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any resultant gain or loss is included in the results of operation.

Capital assets are depreciated by the straight-line method over estimated useful
lives of the related assets, normally  five  to seven   years.

Property and equipment consists of the following as of December 31, 2004 and 2003:

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
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2004 and 2003.

6. Stock-based Compensation

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

7. Recognition of Revenues.

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

8. Software Development Cost

Software development costs are charged to current operations

9. Fair  Value  of Financial Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (the parent company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

10. Deferred Costs Related to Proposed Public Offering

Costs incurred in connection with the most recent public offering of common stock have been deferred and recorded as another asset until the public Offering is completed or until it is determined that the Company will not pursue this offering.

Registration fee                                      $ 6,600
Legal fees and expenses                                42,233
Accounting fees and expenses                            5,750
Printing                                                7,077
Miscellaneous expenses                                  3,671
                                                      -------
Total                                                $ 65,331

11. Income  Taxes

The Company has made no provision for income taxes because of accumulated business and tax losses since its inception.

12. Basic and Diluted Net  Loss  Per  Common  Share.

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

13. Recent Accounting Pronouncements

The Company has received current accounting pronouncements and has determined that the adoption of any current accounting pronouncements would not have a material impact on the Company's financial condition or the results of operations.

Note 2. RELATED  PARTY  TRANSACTIONS

On December 31, 2003, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at
0.002 per share. On December 17, 2004, Dr. Dike exercised his option to purchase An additional 1,000,000 shares of the Company's common stock at 0.002 per share.


Note 4. STOCK-BASED COMPENSATION

Stock-based compensation plans are accounted for, using the intrinsic value Method Prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued To Employees".

??

??

??

??

22