Form 10QSB
period 2005-03-31
INTERCARE DX INC
filed 2005-05-17
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2005

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

As of March 31, 2005, InterCare DX, Inc., Registrant had 15,713,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.



                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2005

                                 InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

      Item 1   Financial Statements

          Balance  Sheets  -  March  31,  2005                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2005                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2005                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

     Item 2   Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    16

     Item 3    Controls and Disclosure                                    18

PART  II   OTHER  INFORMATION

     Item 1    Legal proceedings                                          19
          Additional  Information                                         19

          Signature                                                       19

                             InterCare DX,  Inc

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                    As of March 31     As of December 31
                                                       2005                2004
                                                      ======             ======

ASSETS
Current assets
    Cash                                             $      418        $    2,130
    Accounts Receivable (Note 1 )                     1,382,950         1,382,950
    Less: Allow for Doubtful Accounts                         0                 0
                                                     ------------      ----------
    Inventories                                               0            52,211
                                                     -----------       ----------
Total Current Assets.. . . . . . . . . . . . . . . .  1,383,368         1,437,291
                                                      ===========       =========
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .          0                 0

Other Assets
    Deferred Public Offering Costs                        65,332           65,332
                                                       -----------     ----------
           Total  Assets                               1,448,700        1,502,623
                                                       ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . .   $ 1,475,451        1,549,056
    Advances from Officer                                  38,450           28,500
    Deposits                                              110,249           50,000
                                                       -----------      ---------
           Total Current Liabilities  . . . . . . .    1,623,150         1,627,556

Long term liabilities          . . . . . .. . . . .       76,797            76,797
                                                       -----------     ----------
           Total Liabilities  . . . . . . . . . . .    1,699,947        1,704,353
                                                       -----------     -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value ; 12,242,792  shares issued and
    outstanding as at March 31, 2003 and 15,213,902
    as at March 31, 2005 (Note 2) . . . . . . . . . . .  772,203          772,203
    Accumulated Deficit                               (1,023,450)        (973,933)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . . . .     (251,247)        (201,730)
                                                      ------------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $ 1,448,700        1,502,623
                                                       ============    ============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2005             2004
                                       ======            =====
Revenues  . . . . . . . .               $  -          $     -
Less: Cost of Revenues .                   -                -
                                       ---------      ---------
          Gross Margin .                   -                -

Operating Expense. . . .               (20,680)         (247,252)
                                       ----------        --------
          Net Income . .              $(20,680)       $ (247,252)
                                        =========       ========

Weighted average number of shares    14,461,986         13,184,750
Weighted average earnings per share   $ (0.02)           $ (0.02)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             InterCare DX,  Inc
..

                             STATEMENT OF CASH FLOW

                                    UNAUDITED


                                           For the Three Months  ended March 31,

                                                             2005          2004
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .     $ (20,680)      $ (43,622)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation Expense                                      -              -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .           -               -
      Inventories. . . . . . . . . . . . . . . . . .        52,211             -
      Other adjustments to income                          (60,905)            -
      Increase(Decrease) in
      Accounts payables. . . . . . . . . . . . . . .       (80,083)         34,534
                                                          --------        --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .      (109,457)         (9,088)

CASH FLOW FROM INVESTING ACTIVITIES

     Liquidation of Deferred Offering cost                  65,332              -
                                                           --------        -------
NETCASH USED FOR INVESTING ACTIVITIES                       65,332              -

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from long term debt. . . . . . . . . .             -          9,000
     Repayment of long term debt                             (120)              -
     Sale of Common Stock                                   72,725              -
     Distribution to shareholders                          (26,875)             -
                                                          --------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .        45,730          9,000

     Increase (Decrease) in cash . . . . . . . . . .         1,605            (88)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         2,130            525
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $      3,735      $     437
                                                        ===========     ==========














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.


                            InterCare DX, Inc.

                        Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2004 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2005.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2004 and 2003:

                                                  2005            2004
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68,770
Less:  Accumulated  Depreciation                   68,770       68,770
                                                 -------       -------
                                                  $     0      $     0
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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (239,785) as at March 31, 2005 compared to networking capital of $ (135,834) during the comparable period in 2004. The decrease in working capital was due to increase is operating expense with no operating income. The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated Company.

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

REVENUES

There was no revenue generated for the quarter ended March 31, 2004 and 2005 respectively.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment on the development of the new Software, enhancements, testing and debugging.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2005 was $ 20,680 compared to $ 43,622 during comparable period in 2004. The decrease in general and administrative expense was due to the decrease in the management share of cost. Of the $20,680 total expense, $16,987 was for employee payroll and benefits, $3,693 was for office rent and utilities.

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

NET  LOSS

The Company had a net loss of $20,680 for the period ended March 31, 2005, compared to net loss of $43,622 in March 31, 2004. The decrease in net loss was as a result of the decreased management share of cost for the period ended March 31, 2005.

PLAN  OF  OPERATIONS

On March 5, 2005, the following individuals were elected to serve as directors of the company until the next annual meeting: Jude Uwaezoke, Karunyan Arulanantham, Donald Stanford, and Wesley Bradford.

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

RECENT EVENTS

On March 30, 2005, the registrant filed an extension from March 31, 2005 to April 15, 2005 on form 12b-25, for late filing of 2004 annual report on Form 10KSB with SEC. Details of this filing can be viewed at SEC
Edgarfilings at www.sec.gov.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of December 31, 2004, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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