Form 10QSB
period 2005-06-30
INTERCARE DX INC
filed 2005-08-18
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2005

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

           6201  Bristol Parkway  Culver City,  California 90230
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

As of June 30, 2005, InterCare DX, Inc., Registrant had 17,014,802 shares of its no par value common stock outstanding with a total market value of $850,740













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2005


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets - June  30, 2005                                3

          Statements of Operations for the six Months
          ended  June  30, 2005                                          4

          Statement of Cash Flows for the Three Months
          ended June  30, 2005                                           5

          Notes to Financial Statements                                6-8

          Company Overview                                               9

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   13-16

    Item 3    Controls and Procedures                                    16

PART II   OTHER INFORMATION

          Additional Information                                         17

          Signature                                                      17

                               INTERCARE DX,  INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                            As of June 30             December 31
                                                     2005                    2004
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $     149               $    213
Accounts Receivable (Note 1 )                       1,385,920              1,386,950
                                                   ----------              ---------

     Inventories                                      52,221                  52,211
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .       1,438,280               1,437,291
                                                    ---------                 ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .        0                      0

Other Assets
    Deferred Public Offering Costs                    65,332                  65,332
                                                   ----------               --------
           Total  Assets                           1,503,612               1,502,623
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . $ 1,568,847              1,622,853
    Advances from Officer                              38,450                 28,500
    Deposits                                          110,024                 50,000
                                                    ---------               --------
           Total Current Liabilities  . . . . . .  .1,717,546              1,627,556

Long term liabilities          . . . . . .. . . . .    76,677                 76,797
                                                    ---------               --------
           Total Liabilities  . . . . . . . . . .   1,794,223              1,704,353
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

    Common stock (100,000,000 shares authorized
    no par value 17,014,802  and 15,713,502 shares
    issued and Outstanding as of June 30, 2005  and
    December 31, 2004) (Note 2) . . . . . . . .  .  .874,928                772,203
    Accumulated Deficit                           (1,165,539)              (973,933)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . . . (250,455)              (201,730)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $ 1,503,612             $1,502,623
                                                    ==========             =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS



                        For three months  ended June 30,   Six months ended, June 30,
                               2005            2004           2005               2004
                               =====           ======        =======          ========
Revenues  . . . . . . . .      2,970                 -           $ 2,970    $         -
                              ---------         -------         --------        -------
Gross Margin .                 2,970                -              2,970              -

operating Expense. . .       (51,643)             165,917       (194,576)       (209,539)

                              ---------           --------        ---------       --------
          Net loss . .       (48,673)            (165,917)     $ 191,606        (209,539)
                               =========          =========       =========       ========

Weighted average number of shares   16,341,469  14,461,986    16,076,169       14,293,403
Weighted average earnings per share   $(0.0)   $   (0.0)       $ (0.0)        $ (0.0)





































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                              For the Six Months  ended June 30,   Three Months Ended June 30

                                               2005         2004        2005       2004
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ (191,606)  $ (209,539)  (48,673)   (165,917)
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
      Depreciation Expense
      Common Stock issued for services            20,000          -      20,000          -
(Increase) Decrease in
      Accounts receivables . . . . . . . . . . . .(2,970)         -      (2,970)         -
      Inventories. . . . . . . . . . . . . . . . . .   -       52,211                52,211
Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . .  19,751       82,555    21,374      39,021
                                                --------       -------- -------     ------
NETCASH USED IN OPERATING ACTIVITIES . . . . . .  60,249. .   (74,773)  (10,269)    (74,685

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .  -        65,332        -       65,332
                                                  ---------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0        65,332         0      65,332

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .      9,950 .         -           -         -
     Advances from Officer                         (120)          -           -         -
     Repayment of debt . . . . . . . . . . . . . . .  -         9,001         -       9,001
     Sales of Common Stock                       82,725             -     10,000        -
                                                 --------     --------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . 92,555 .       9,001     10,000      9,001

     Increase (Decrease) in cash . . . . . . . ..(1,981) .      (440)       (269)      (352)
CASH AT BEGINNING OF PERIOD. . . . . . . . . . .  2,130          525         418        437
                                               -----------   ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .    $   149       $   85         145         85
                                               ===========  ========== ===========  =========














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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 30, 2005 and 2004:

                                                   2005              2004
                                                   =====             =====
Computer Hardware & Software                      $68,770          $68,770
Less:  Accumulated  Depreciation                  (68,770)         (68,770)
                                                  -------           -------
                                                  $     -           $   -
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

The estimated expenses of this offering in connection with the issuance and distribution of the securities being registered, all of which are to be paid by the Registrant, excluding commissions and fees payable to the Escrow Agent and broker/dealers are as follows:

Registration  Fee                                                $ 6,600.00
Legal  Fees  and  Expenses                                        42,233.59
Accounting  Fees  and  Expenses                                    5,750.00
Printing                                                           7,077.00
Miscellaneous  Expenses                                            3,671.00
                                                                  ---------
         Total                                                   $65,331.59
                                                                  ========

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

NOTE  2. RECENT  EVENTS

On May 1, 2004 the Company issued a private placement memorandum to raise up to $750,000. This offering is still on going as of June 30, 2005. The use of proceed is for product release and other corporate purposes.

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

Summary  of  the  languages  implemented  and  supported  in  ICE(tm)  are:

-     International  Classification  of  Diseases  (ICD-9-CM and ICD-10-CM)
-     Alternative  Complementary  Therapy  Code  (ABC  code)
-     CPT
-     Nursing  Interventions  Classification  (NIC)
-     Nursing  Outcome  Classification  (NOC)
-     NANDA
-     ICE  Clinical  Observation  Language  (ICOL(tm))
-     DSM-IV
-     Other  Third  party  clinical  libraries

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., Meridian Holdings, Inc., our affiliates, Meganet Corporation, Sager Midern Coputers.,
      Acer  America  Corporation,  ViewSonic  Corporation,   Microsoft
      Corporation, Tech Data Corporation, and QRS Diagnostics, Inc., Excel-Medical Electronics, Scantron and others, will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

                                   Properties

The Company's corporate offices are located at 6201 Bristol Parkway, Culver City, California 90230. The Company is sharing an office space with Meridian Holdings, Inc., an affiliated Company, whereby the Company is required to pay 1/6 of the monthly rent of $7,500.00. Other property and equipment are stated at cost. Acquisitions having a useful life in excess of one (1) year are capitalized. Repairs and maintenance are expensed in the year incurred. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets.

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

SELECTED  FINANCIAL  DATA

The Company had net negative  working  capital of  $279,266 as  at June 30, 2005
compared to   net negative working capital  of  $236,418 during  the  comparable period in 2004. The decrease in working capital due to the company minimal revenue, with associated increasing cost of research and development.

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

RESULTS  OF  OPERATIONS

On June 8, 2005, the Company successfully deployed the ICE(tm) software on a pilot basis at a hospital facility in Saudi Arabia. While on going refinement of the software is proceeding based on the feedback from this pilot testing, there are no guarantees that the pilot testing will be successful in meeting the health information needs of the testing hospital. The Company will deploy the application system wide, at the conclusion of the pilot testing which is anticipated to last for only six months.

Also, the Company is also involved in a pilot testing of a new Cardio-Vascular diagnostic equipment known as Vasocor. Feedback from this pilot testing will determine whether the company will be involved in this new line of service business in future.

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

REVENUES

The company generated $2,970 revenue during the quarter ended June 30, 2005. There was no revenue generated during the quarter ended June 30, 2004.

COST  OF  REVENUES

There were no cost of revenues for the period ended June 30, 2005 and 2004 respectively.

SALES  AND  MARKETING

The registrant is focusing all its resources in research and development of the next generation of software applications and utility tools for the healthcare industry, as a result only a minimal sales or marketing expenses were incurred during the six month period ended June 30, 2005.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended June 2005 was $ 51,643 as against $165,917 for the comparable period in June 2004. Of the $ 51,643 expense incurred for the three months ended June 2005, $21,386 was for management fees, $7,633 was for accounting and legal fees associated with the deferred public offering cost and the rest was for general corporate purposes. For the six months ended June 30, 2005, general administrative expense was $194,576 as compared to $209,539 for the comparable period in 2004. The decrease in General and administrative expense was as a result of cost cutting measures implemented by management.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the remainder of the year 2005, assuming additional funding is raised from investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

Net(Loss)/ Income

The Company had a net loss of $ 48,,673 for three months ended June 30, 2005, compared to a net loss of $165,917 in the comparable period in 2004. For the six months ended June 30, 2005 the Company sustained net loss of $191,606 as compared to $ 209,539 for the comparable period in 2004. The decrease in net loss was the result of our current cost cutting measures.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

InterCare DX,  INC.
DATE:  August 5, 2005
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                         Anthony C. Dike, MD
                                           Chairman/CEO