Form 10QSB
period 2005-09-30
INTERCARE DX INC
filed 2005-11-15
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          September  30,  2005

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

As of September 30, 2005, InterCare DX, Inc., Registrant had 17,014,802 shares of its no par value common stock outstanding with a total market value of $850,740













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                              Third Quarter 2005
                              InterCare DX, Inc.


                                      INDEX


                                                                      PAGE
                                                                      ----


PART  I.  FINANCIAL INFORMATION
      Item 1  Financial Statements

          Balance Sheets - September  30, 2005                         3

          Statements of Operations for the Nine Months
          ended September 30, 2005                                     4

          Statement of Cash Flows for the Nine Months
          ended September 30, 2005                                     5

          Notes to Financial Statements                                6-7

          Company Overview                                             8-14

     Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   15-16

     Item 3    Controls and Disclosures                                  16

PART II   OTHER INFORMATION

          Additional Information                                        17
          Signature                                                     17

          Exhibits                                                    18-20

                               INTERCARE DX,  INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                       As of September 30             December 31
                                                     2005                    2004
                                                    ======                  ======

ASSETS
Current assets
    Cash                                        $       652             $     2,130
Accounts Receivable (Note 1 )                   $ 1,394,010               1,386,950
                                                   ----------              ---------

     Inventories                                          -                  52,211
                                                   ---------               --------
Total Current Assets.. . . . . . . . . . . .      1,394,662               1,437,291
                                                   ---------                 ------
Property, Plant, and Equipment
    Net Accumulated Depreciation (Note 1). . . . . .      0                       0

Other Assets
    Deferred Public Offering Costs                        -                   65,332
                                                   ----------               --------
           Total  Assets                         $ 1,394,662               1,502,623
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . .  $ 1,555,981               1,622,853
    Advances from Officer                             27,700                  28,500
    Deposits                                               -                  50,000
                                                    ---------               --------
           Total Current Liabilities  . . . . . .  1,584,681               1,627,556

Long term liabilities          . . . . . .. . . . .   76,677                  76,797
                                                    ---------               --------
           Total Liabilities  . . . . . . . . . .  1,660,358               1,704,353
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

  Common stock (100,000,000 shares authorized
  no par value 17,014,802  and 15,713,502 shares
  issued and Outstanding as of September 30, 2005
  and December 31, 2004) (Note 2) . . . . . . . .  .  772,203               772,203
  Accumulated Deficit                              (1,037,899)             (973,933)
                                                    ----------            ----------
           Total Stockholders' Equity . . .          (265,696)             (201,730)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .   $ 1,394,662            $1,502,623
                                                    ==========             =========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                InterCare DX,  Inc.
                       Consolidated Statement - Unaudited

                             STATEMENT OF OPERATIONS


                            For the: 3 Months Ended Sept. 30,  9 Mos. Ended Sept. 30,

                                        2005         2004       2005          2004
                                       ======        =====      ======        =====
Revenues  . . . . . . . .            $ 12,060      $     0      $ 12,060      $    0
                                      ---------    -------     ---------      -------
                                       12,060            0        12,060           0

Operating Expense. ..                 (24,189)       23,529      (67,530)       232,998

Other (Income) and Expense                 42         3,433          124          3,503
                                     ----------    --------    ----------     ---------
   Net Loss          . .            $ (12,171)      (26,962)     (55,594)      (236,501)
                                      =========    ========    ==========     =========

Weighted average number of shares    16,341,469    14,293,403   16,076,169    14,293,403
Weighted average earnings per share  $   (0.00)    $   (0.00)    $   (0.00)   $   (0.03)





































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                                   For the Nine Months  ended,      Three Months Ended
                                                 September 30             September 30

                                               2005         2004        2005       2004
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ (55,594)   $ (236,501)   (12,171)  (26,962)
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
(Increase) Decrease in
      Accounts receivables . . . . . . . . . . .(11,060)        3,400    (11,060)   (3,400)
      Inventories. . . . . . . . . . . . . . . . . .  -        52,211         -         -
Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . .      -    (1,391,249)        -     76,677
                                                --------   --------     -------     ------
NETCASH USED IN OPERATING ACTIVITIES . . . . . .(66,654).  (1,572,139)   (23,231)  (53,115)

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . . . .  -        65,332          -         -
                                                  ---------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0        65,332         0          0

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .     6,925 .         -       23,735    (81,146)
     Advances from Officer                        (800)          -            -          -
     Repayment of debt . . . . . . . . . . . . . .(949)     1,478,334         -          -
     Sales of Common Stock                      60,000         28,000         -     28,000
                                                 --------     --------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .65,176 .    1,506,334    23,735    (53,148)

     Increase (Decrease) in cash . . . . . . . .(1,478) .        (473)      503        (33)
CASH AT BEGINNING OF PERIOD. . . . . . . . . .  .2,129            525       145         85
                                               -----------   ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .    $  652      $     105       652         52
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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept. 30, 2005 and 2004:

                                                   2005            2004
                                                   =====           =====
Computer Hardware & Software                     $ 68,770       $ 68,770
Less:  Accumulated  Depreciation                  (68,770)       (68,770)
                                                  -------        -------
                                                      $ 0            $ 0
                                                  ========       =======

Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended Sept. 30, 2005.

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

Most recently, the Center for Medicare and Medicaid Services announced that it has released a beta version of the Veteran Administration EMR software called called Vista Office(Veteran Health Information Systems and Technology Architecture) (www.vista-office.org), for download by physicians free of charge to use in their offices. This application is like the VA EMR, popularly known as VisTA and uses outlines and facilitates the documentation of what has been done for prevention purposes using "form filled hypertext" whereby one clicks on questionnaire answers (in outline form) and the text is automatically generated in the note. The application is written in Delphi, and the database is Intersystems' Cache - a hierarchical database.(www.intersystems.com.

The final release of this software is still pending, and the impact of this move by the Federal Government is believed to encourage physicians to transition from paper medical record keeping to an electronic one.

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

MARKET  FOR  COMMON  STOCK

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.25 and a low bid of $0.05 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $(190,019) as at September 30, 2005 compared to working capital of $(190,265) as at December 31, 2004.

The Company is currently able to meet its financial obligations through debt financial support from Meridian Holdings, Inc., an affiliated company.

On May 1, 2004, the company issued a private placement memorandum, in order to raise $750,000. There can be no assurance that the company will raised the expected amount. The use of proceed is for product launching and other corporate causes. This offering is still on going.

The selected financial data set forth above should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements notes thereto.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

The following discussion should be read in conjunction with our current unaudited financial statements and notes, as well as the other information included in our annual report (10KSB) for the period ended December 31, 2004, as filed with SEC. Our discussion contains forward-looking statements that involve risks and uncertainties, including those referring to the period of time the Company's existing capital resources will meet the Company's future capital needs, the Company's future operating results, the market acceptance of the services of the Company, the Company's efforts to establish and the development of new services, and the Company's planned investment in the marketing of its current services and research and development with regard to future endeavors. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including: domestic and global economic patterns and trends.

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

REVENUES
For   the three and nine   months  period  ended  September 30, 2005, the
registrant generated $ 12,060 respectively, as compared to zero revenue for comparable periods in 2004.

SALES  AND  MARKETING

On September 9, 2005, the registrant officially released the version 4.51 of of InterCare Clinical Explorer(tm) (ICE(tm)), an innovative and robust software application designed to integrate every aspect of the healthcare enterprise, for pilot testing. These short release versions are intended to evaluate the use of the application in a real live environment.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the third quarter ended Sept 30, 2005 increased by 2.8% to $24,189 from $23,529 during the comparable period in 2004. For nine month period ended September 30, 2005, general administrative expenses decreased by 71% to $67,530 from $232,998 in the comparable period in 2004. The decrease in general and administrative expenses for the nine months ended September 30, 2005 is largely attributable to laying off of employees, and other cost cutting measures being implemented from time to time by management.

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

NET  LOSS

The  Company had  a  net  loss  of  $55,594  for  the   nine  months  period
ended  September 30, 2005,  compared   to  net  loss  of  $236,501  in  the
comparable period in 2004. The decrease in net loss for the period is accounted for by the decrease in general and administrative expenses, as discussed above.

PLAN  OF  OPERATIONS

The Company is also planning to embark on an advertisement campaign over the next several months in news media, consumer and healthcare journals of all its products and services. There is no assurance that such advertisement campaign will yield any dividend.

The Company continues to face several challenges in trying to deploy the ICE(tm) software from various regulatory bodies, including the now implemented HIPAA rules, and other activities in the Electronic Health Records arena that will potentially increase the competitive atmosphere for various Electronic Health Records software vendors.

For instance, the Center for Medicare and Medicaid Services recently announced that it has released a beta version of the Veteran Administration EMR software also called Vista Office(Veteran Health Information Systems and Technology Architecture) (www.vista-office.org), for download by physicians free of charge to use in their offices. This application is like the VA EMR, popularly known as VisTA and uses outlines and facilitates the documentation of what has been done for prevention purposes using "form filled hypertext" whereby one clicks on questionnaire answers (in outline form) and the text is automatically generated in the note. The application is written in Delphi, and the database is Intersystems Cache - a hierarchical database.(www.intersystems.com)

The final release of this software is still pending, and the impact of this move by the Federal Government is believed to encourage physicians to transition from paper medical record keeping to an electronic one.

For the above reasons, we may not be able to compete successfully against our current and future competitors. Increased competition may result in reduced gross margins and loss of market share.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

InterCare DX,  INC.

DATE:  November 7, 2005
                                   By:  /s/  Anthony C. Dike
                                        -------------------
                                          Anthony C. Dike
                                           Chairman/CEO