Form 10KSB
period 2005-12-31
INTERCARE DX INC
filed 2006-05-22
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal  Year  Period  Ended       December  31,  2005

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

As of December 31, 2005, InterCare DX, Inc., Registrant had 17,903,903 shares of its no par value common stock outstanding with a total market value of $1,074,234















                                        Page 1 of 26 sequentially numbered pages
                                                                     Form 10-KSB
                       Annual Report For The Fiscal Year Ended December 31, 2005


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

Item  11.  Security  Ownership  of  Certain Beneficial Owners and Management 19

Item  12.  Certain  Relationships  and  Related  Transaction  . . . . . . . .20

Item  13.  Exhibits  and  Reports  on  Form  8-k  . . . . . . . . . . . . . .20

PART  I

ITEM  1.  DESCRIPTION  OF  BUSINESS

InterCare DX, Inc. formerly known as InterCare.com dx,, is organized in the State of California. We are an innovative software products and services company specializing in providing healthcare management and information systems solutions, with our main office located at 6201 Bristol Parkway, Culver City USA, and international partners located worldwide. In business since 1991, we have created, published, and marketed software products embedded with sound, text and video for the purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management as well as medical and health-related content and information targeted toward the education, consumer, and healthcare industry markets.

Our  Products  and  Services

Vasocor Vascular Diagnostic Centers (VVDC)

This is the latest product being commercialized by InterCare, after an extensive patient, provider and health insurance plan acceptance test.

It is a freestanding diagnostic device, that employs a revolutionary non-invasive inexpensive, easy to use procedure that has been clinically proven to detect coronary artery disease (CAD) earlier and more accurately than existing Techniques. CAD. The Vasocor Device has FDA pre-market approval, validated clinical trial data, Medicare/Medicaid and Indemnity insurance re-imbursement eligibility. In addition to coronary arterial disease, the device can also be used in the non-invasive diagnosis of peripheral vascular disease and estimating endothelial function

Current cardiovascular research has confirmed that heart attack, stroke, and most forms of peripheral vascular disease are caused by abnormalities in the arterial wall. Vasogram is a new technology that has been developed that allows physicians to assess the status of the arterial wall. The test is rapid and painless and can be performed with no risk to the patient in a physician's office. In addition, the cost of the testing is competitive with other noninvasive cardiovascular tests. For the first time, physicians will know how their patient's arteries compare to healthy subjects of the same gender and age. Further, they will know how their patient's arteries compare to subjects with known peripheral and coronary arterial disease, which is the direct cause of over one million deaths annually, generating over $100 billion direct and $180 billion. indirect treatment costs annually.

The Vasogram technology will be most helpful in identifying subjects at risk. With this identification treatment will start early and outcomes will improve. Finally, this testing will target subjects who will benefit from more expensive and perhaps invasive testing.

Market and Value Proposition

Over 50% of the deaths attributed to CAD are of patients that exhibit no prior symptoms of heart disease. Further, existing procedures that accurately detect CAD are invasive and expensive, and therefore unlikely to be used in cases where symptoms are not present. The Vasocor device enables primary care physicians to easily identify CAD in situations where it would otherwise go undetected. Currently, primary care physicians test for CAD using risk profile screens, which include family history, lifestyle, and physiologic measurements of height, weight, body fat, blood pressure, blood glucose levels, and blood lipid levels. In situations where these screens indicate a high propensity for CAD, patients undergo more sophisticated tests such as Resting Electrocardiograms (ECGs), Stress ECGs and Stress Echocardiograms. In focus group surveys, primary care physicians indicated that the most common follow-up test is the Stress ECG or Echocardiogram. These tests are only suggestive; to actually confirm CAD a patient must undergo a coronary angiography procedure that enables the physician to directly view arterial obstructions. This is an invasive test that is not performed by a primary care physician but instead referred to an outpatient or inpatient facility, significantly increasing the expense to both the patient and the insurer.

Further, this test is most accurate only for late-stage CAD, when treatment often requires pharmaceuticals or surgery rather than lifestyle changes that can be effective if a physician identifies CAD early. The inaccuracy of risk profile testing and echocardiograms is a significant reason CAD is not detected early and a primary reason CAD is fatal in patients that do not exhibit prior symptoms. Clinical trials indicate that risk profile testing does not identify CAD when it is present (a False Negative) in males 60% of the time, and 30% of the time in females. One of the Vasocor Procedures
(called a "Vasogram"), however, is 14% more predictive than any of the risk factors alone and 45% more predictive when used in combination with traditional risk factor screening. This improved accuracy reduces False Negatives from 60% to 27% in males and 30% to 23% in females. Furthermore, the Vasogram is more accurate than the follow-up tests typically administered by primary care physicians, such as Stress ECG and Stress Echocardiogram. In clinical trials comparing follow-up tests, 177 patients underwent MRI, Stress ECG, Stress Echocardiogram (the most popular tests) and Vasogram. The MRI (a visual measure of CAD) found CAD in 37 patients. Neither the Stress ECG nor the Echocardiogram identified any of these patients, while the Vasogram identified 76%. In addition to the diagnostic benefits of the Vasocor device, it is also economically advantageous to the primary care physician. Typically, patients that score high in risk factor analysis and Stress Echocardiogram are referred for coronary angiography. This test is not only More expensive, but does not generate revenue to the referring physician. Furthermore, in cases where it is actually not necessary, the test results in significantly higher costs to the patient and insurer. A Vasogram, in contrast, is easily administered in the primary care physician's office by unskilled staff in less than 15 minutes. With Medicare reimbursement of roughly $125 per procedure, physicians are not dissuaded from performing the test due to the economics, but instead can increase their revenue per patient visit. The original Vasocor, Inc. business plan intended to generate revenues through either monthly rental fees from primary care physicians (approximately $500 per month) or per-use charges. The device has been built to accommodate either method. Furthermore, by accurately assessing CAD early in its development, the Vasocor device can reduce overall costs to patients and insurers by identifying the disease early enough so that lifestyle changes are effective forms of treatment rather than requiring pharmaceutical or surgical treatment. The Vasocor device offers a compelling value premise of accuracy, simplicity and cost savings to physicians, patients and health insurance providers. Based on the 80 million CAD-related procedures and one million deaths annually due to CAD, the Company and McKinsey & Company have estimated the immediate market opportunity for the Vasogram at $300 to $500 million, with a total market potential of over one billion.

Clinical Trials and Publications

Independent medical researchers have conducted three major clinical trials in four leading academic medical centers in the United States and two in Europe that validates the technology. This clinical testing has extended over eight years and has involved multiple versions of the device and associated technology.

The first clinical trial involved comparing Arterial Compliance measurements with coronary artery disease as determined by invasive coronary angiography (Vasogram Improvement Program). The second clinical study was undertaken to determine repeatability of testing and expected values from a population of subjects over a large age range without cardiovascular disease (Precision Study). Because coronary angiography does not identify early cardiovascular disease, the third clinical trial compared Arterial Compliance measurements with degree of aortic atherosclerotic disease as measured by Magnetic Resonance Imaging (MRI). This study included subjects with a wide range of cardiovascular disease (Accuracy Study).

Regulatory Approvals

The VVDC device has received 510(k) pre-marketing approval by USFDA, in addition to a UL approval.

In  summary,  the  Company  has been given  clearance  to  commercialize  the

Vasocor Vascular Diagnostic Centers in the general areas of Non-invasive cardiovascular disease assessment.

Reimbursements Considerations

Current Non-Invasive Cardiovascular disease management CPT and ICD-9 Codes are applicable for the Vasogram as well as for the Model 300's other built in applications such as Ankle / Arm Index Module, Segmental Limb Pressure Module, and Endogram Module (which measures Endothelial Function).

The Medicare/Medicaid 80% reimbursement level for each of the applications currently return in the range $198 to $245. It is possible to apply to the AMA for a specific CPT Code for the Vasogram and Endogram Modules. There is no guarantee that the company will be able to obtain a new AMA specific CPT Code or these re-imbursement levels will be sustained for a very long time.

Benefits

The Vasogram addresses the need for an early-stage, non-invasive procedure to identify CAD patients without the need for outpatient services or clinics and represents a benefit to the patient, primary care physician, and the medical insurance industry. The Vasocor Model 300 is operational on a commercial scale, has proven effectiveness in robust clinical trials, has achieved FDA clearance for marketing and sales, and has attractive reimbursement status.

Market Size

The market potential of Vasocor technology for the diagnosis of CAD in the primary care physician's office and other locations is substantial. Current procedures for CAD range in price from $500 for an ECG Stress Test up to several thousand dollars for an angiogram. The total number of CAD diagnostics performed in the United States exceeds 80 million per year. Initial estimates for procedures involving Vasocor technology indicate Vasocor's total market opportunity, as estimated by McKinsey & Company, is between $300 million and $500 million of a total $1.4 billion market potential.

Coronary Artery Disease

Heart disease is still the single largest killer of Americans, claiming nearly a million lives a year. Approximately 60 million Americans are at risk of CAD. The direct cost of treating heart disease in the U.S. reached $100 billion in 1999, while the indirect costs exceeded $180 billion. Successfully diagnosing CAD is complicated by the fact that over 50% of people who die from heart attacks experience no symptoms of heart disease prior to the initial event, which is often death. Atherosclerosis, fatty substance deposits or plaque in arteries, causes structural changes in the arterial wall that alters the arteries' physical properties. Two types of plaques are Calcified plaque and Vulnerable plaque. Calcified plaque is a hard lesion and is a manifestation of late stage disease. Vulnerable plaque is a soft, lipid-rich pool with a hard surface that can rupture into the arterial flow surface, leading to rapid obstruction. These events that occur in patients with no previous symptoms, and which are responsible for over 50% of heart attack deaths, are generally thought to be caused by Vulnerable plaque, not by Calcified plaque.

There is a significant need for a new technology capable of  identifying early
symptoms   of   cardiovascular  disease,  including  Vulnerable  plaque.  Such diagnostic tools, combined with recent and upcoming intervention techniques, create the possibility of treating patients at an earlier stage in the disease, thereby preventing some of the more than one million heart attacks that occur annually in the United States. Atherosclerosis is the underlying abnormality associated with coronary artery disease (myocardial infarction or heart attack), cerebrovascular accident (stroke), and peripheral vascular disease (diabetes, amputations, etc). Coronary artery disease is the leading cause of death in the United States; cerebrovascular accidents are the third leading cause of death and the number one cause of permanent disability Major risk factors for atherosclerosis includes: cigarette smoking, hypertension, diabetes, elevated blood lipids, lack of exercise, and obesity. Modern medicine has developed powerful weapons to combat these risks. Despite these advances, a substantial number of coronary and atherosclerosis-related events occur each year in individuals who currently do not qualify for drug therapy based on current primary-prevention guidelines. Therefore, more
effective  strategies  are  required  to   identify   individuals   who  would
benefit from more aggressive therapy.
Atherosclerosis is known to thicken the arterial wall, thus making the artery more stiff and resistant to expansion secondary to pressure change during the cardiac cycle. The Vasogram(tm) device has the capability of accurately measuring arterial stiffness in vessels in the lower extremity (thigh and calf levels). This device is noninvasive (i.e. safe), inexpensive, not space restrictive, and can be operated by non-physicians and non-nurses.

Identification of Coronary Artery Disease

Currently, no effective, low-cost diagnostic exists for CAD in the primary care physician's office. The less expensive CAD diagnostics, such as the ECG and the ECG Stress Test (including Echocardiography), are blinded to early CAD and therefore are limited to identifying advanced atherosclerotic coronary disease. Once the disease is at such a stage, treatment is costly. In addition, a significant number of patients fall into the "gray area" where physicians are uncertain as to whether the patient should be referred for additional testing, put on medication, or simply followed with risk factor modification.

The relatively more accurate diagnostic tests, such as Stress Thallium, are somewhat difficult to perform and interpret, and costly to administer. Coronary angiography is widely considered to be the "gold standard" for diagnosing CAD; however, this procedure is both costly and highly invasive. All of these tests also are indicative of advanced atherosclerotic disease (or other cardiac problems not associated with atherosclerosis). None of these procedures are routinely performed in the office of primary care physicians.

Peripheral Arterial Disease (PAD)

PAD is atherosclerosis involving peripheral arteries, such as the brain, extremities, and visceral vessels. PAD is a highly prevalent disease that affects approximately 8 to 12 million people in the United States. In a recent study it was estimated over 50% of patients with PAD elude diagnosis. PAD is clearly associated with increased risk of other vascular disease, which include cardiac and cerebro-vascular mortality and morbidity.

Competition

The existing CAD diagnostics available to primary care physicians have several important limitations that create significant opportunities for a new, low-cost, office-based, procedure such as VVDC technology. First, as CAD diagnostics, both the ECG and the ECG Stress Test produce a relatively high number of false negatives and false positives. More importantly these tests are limited to the diagnosis of advanced atherosclerotic disease. An estimated 50% of patients given an ECG receive borderline test results and 25% of patients tested on an ECG Stress Test also fall into the borderline category.

Although the Stress Thallium and Echocardiogram are more accurate than the ECG and the ECG Stress Test, these procedures are also more expensive and more difficult to perform and interpret. Coronary angiography is widely considered to be the "gold standard" for diagnosing CAD; however, this procedure is both costly and highly invasive, and is a late stage disease diagnostic tool.

Physicians have estimated, between 10-20% of coronary angiograms performed find little or no disease in the patient. Further, intravascular ultrasound has shown coronary angiograms often miss significant atherosclerotic disease, when coronary lumen is not compromised. With the exception of ECGs, which are often conducted in a office, the majority of the existing CAD diagnostics take place in hospitals or cardiac clinics.

The high cost of the equipment, skill needed to perform the tests and space Requirements prohibit primary care physicians from using most CAD diagnostics in their office. Currently, primary care physicians do not have a low-cost assessment alternative that they can use in their own office to assist them in determining whether a patient should be referred for further testing or whether life style modifications and lipid-lowering drugs and other pharmacological therapies are the appropriate next step.

For PAD the existing  commonly  used  assessment  tool  is Ankle/Brachial Index
(ABI). This noninvasive procedure can accurately identify patients with PAD. To conduct an ABI procedure with current technology, the examiner needs to be skilled in using Doppler ultrasound. This is a technique-sensitive procedure whose results may vary depending on the skill of the examiner. Thus, this method is not widely used in primary care offices. The VVDC device includes the ABIgram(tm) module, which is a Doppler-free method of performing Ankle/Brachial Index with this module virtually any health care provider can obtain this important measurement. If PAD is found, the device offers another PAD tool called the PADogram(tm). This module measures thigh and calf segmental limb systolic pressure, which is helpful in identifying location of arterial obstruction.

New Competitors / Complementers

Due to the attractiveness of this market, there are several new technologies at various stages of development aspiring to meet the need for new CAD diagnostics. The strongest likely emerging competitors to arterial compliance are the C-reactive protein assay, IL-1 genetic test, and EBCT/Ultra Fast CT. Each of These technologies detects coronary artery disease at different stages in the progression of the disease. Arterial compliance measurement is the only early assessment procedure that is noninvasive, cost effective and easy to perform in primary care physician's office.

C-reactive Protein Assay

The C-reactive protein assay is a blood test that may be able to add information about a patient's risk for a coronary event beyond traditional risk factors. In clinical trials conducted on 1,000 frozen blood samples from the Physician's Health Study, subjects with high protein levels were three times as likely to have a stroke or heart attack as those with lower levels. In another trial conducted on 3,000 frozen blood samples, C-reactive protein levels declined 38% in subjects given Pravachol (statin lipid-lower drug) and the effect was independent of changes in cholesterol. A new test for C-reactive protein, developed at Brigham and Women's Hospital in Boston and launched in November 1999, is gaining momentum in the marketplace. This test is thought to be much more accurate than a previous test for C-reactive protein that met with limited success in the marketplace. At this point, however, there are no studies published that show C-reactive protein to have predictive power above Framingham Risk Profiles. Further, in clinical trials, Vasogram(tm) endpoints correlated more closely with aortic atherosclerosis than C-reactive protein measurements.

Interleukin-1 (IL-1) Genetic Test
The  IL-1  genetic  test  is  a  finger-stick  blood  test  that detects genetic
Predisposition for CAD by examining factors that regulate the inflammatory process. Clinical trials conducted at the Mayo Clinic revealed a strong association between IL-1 and CAD in patients 60 years old or younger. The test was developed by Interleukin Genetics, Inc. and is expected to be launched in the next few years at a cost of approximately $200 per test.

EBCT / Ultra Fast CT

The EBCT/Ultra Fast CT uses imaging to detect coronary arterial calcification, which has been shown to be correlated with the severity of atherosclerosis. In clinical trials, a calcium score of over 400 indicated a 15 fold greater risk of a major coronary obstruction. An eighteen-month study of 1200 asymptomatic patients showed that those who experienced coronary events had calcium scores
6.5 times higher than those who had no such events. In addition, a 150 patient Clinical trial of EBCT's efficacy as a treatment monitor revealed a strong correlation between reductions in cholesterol and calcium deposits. EBCT is manufactured by San Francisco based Imatron which has since been acquired by General Electric Corporation.

InterCare Clinical Explorer (ICE(tm))

InterCare Clinical Explorer (ICE ), is a developed by InterCare DX, Inc., an innovative enterprise level clinical documentation application designed to integrate virtually all aspects of the health care enterprise, both inpatient and outpatient. ICE(tm)'s extensive, scalable system flexibility allows its adaptation to clinical workflow, operating independently in centralized and decentralized facilities. The program features intuitive order entry, "tapering" orders, a clinical knowledge base, digital video enhanced patient education, real-time electro-physiological data capture and display, voice command and recognition, a digital dictation module, and numerous other capabilities to complement and document the diagnostic and treatment processes, including unlimited free-text notes. We have signed partnership and/or reseller agreements in place to utilize, or have plans to incorporate the following third-party products and/or technology into ICE :

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


The  US  Initiative

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

Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions as amended. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations. Furthermore, our recent involvement with the VVDC technology makes us an FDA regulated entity. The release of future VVDC products will require FDA approval. There is no guarantee that such approval will be obtained in a timely manner or at all. Any delay in obtaining such approval will impact our revenue.

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

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) the Company's ability to acquire product, to maintain appropriate inventory levels and to manage fulfillment operations; (iii) the Company's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement or introduction of new sites, services and products by the Company and its competitors; (v) price competition or higher wholesale prices in the industry;
(vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (vii) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (viii) the level of traffic on the

Company's Web site; (ix) technical difficulties, system downtime or Internet brownouts; (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;
(xi) the number of popular high technology products introduced during the period; (xii) the level of merchandise returns experienced by the Company;
(xiii)  governmental  regulation  and  taxation  policies.

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

ITEM  2.  DESCRIPTION  OF  PROPERTY

We are presently occupying 1/3 of an office space leased by Meridian Holdings, Inc., our parent company, at 6201 Bristol Parkway, Culver City California. The agreed cost attributable to us for the use of the facility is based on 1/3 of the total amount of cost to Meridian Holdings, Inc., for operating the suites.

ITEM  3.  LEGAL  PROCEEDINGS

We  are  not  currently  a  party  to  any  material  legal  proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters was submitted to a vote of the security holders, through the Solicitation of proxies or otherwise, during the twelve months ended December 31, 2005.

PART  II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTER

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.10 and a low bid of $0.04 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following information with respect to the high and low bid price of our shares was obtained from the National Quotation Bureau.

<BTB>
                                    High                  Low
Calendar 2005
Quarter ended March 31              0.07                  0.05
Quarter ended June  30              0.07                  0.05
Quarter ended September 30          0.06                  0.05
Year ended December 31, 2005        0.06                  0.04

                                    High                  Low
Calendar 2004
Quarter ended March 31              0.10                 0.10
Quarter ended June  30              0 07                 0.07
Quarter ended September 30          0.06                 0.06
Year ended December 31, 2004        0.20                 0.20

At December 31, 2005, the company had approximately 455 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

DESCRIPTION  OF  SECURITIES

COMMON  STOCK

We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 17,903,903 shares were issued and outstanding as of December 31, 2005. All outstanding shares of our common stock are fully paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

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

Date      Title        Amount of      Persons      Cash or Non cash consideration
                      Securities
                         Sold
03/10/06  Common Stock 1,000,000  Anthony C. Dike  incentive stock option exercise valued  at $0.002 per share (2)
03/10/06 Common Stock    250,000  John Hoffman     Stock Issued for Services at
                                                   0.04 cents per share (2)
03/10/06 Common Stock    250,000  Jeff Raines      Stock issued for services at
                                                   0.04 cents per share.

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

The company generated $12,010 revenues from operations as of December 31, 2005 and no revenue for comparable period in 2004. The increase in revenue for the period ended in December 31, 2005.

The Company anticipate increase in revenue from the sale of Vasocor Vascular Diagnostics Devices (VVDC), software licenses, implementation and maintenance services starting in the second quarter of 2006, of which negotiations are in progress with potential customers who are interested in purchasing the the Company's products and services.

COST  OF  REVENUES.

There was no cost of revenue incurred during 2005 and 2004 year end respectively.

SALES  AND  MARKETING.

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our software enhancement, pilot testing of the VVDC devices and debugging of our software. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the ICE(tm) software.

PRODUCT  DEVELOPMENT.

The Company will continue to update and enhance both the VVDC device as well as ICE(tm)Software products with the result that there will be an anticipated increase in product research and development expenses during the next coming year. There can be no assurance that any new development or update to the VVDC devices will be approved for marketing by USFDA in a timely manner. In ability to obtain USFDA proved, or any delay in approval may impact our revenue stream.

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses decreased by 21% for the year ending December 31, 2005 to $170,374 compared to $215,418 in 2004. The decrease in expense during the period ended 2004, was due to business restructuring and lay-off of some personnel.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs and legal and accounting expenses related to the public offering of its common stock.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2006. Efforts are being made to raise more funds to be used in financing future operating costs. There is no guarantee that the Company will be able to raise such additional funds to finance all the anticipated operating costs.

NET  LOSS.

The Company had a net loss of $1,661,757 for the year ended December 31, 2005
as compared  to  net  loss  of   $215,418 for the year ended December 31, 2004.
The increase in net loss is due to bad debt expense in the amount of $1,385,850 and write-off of inventory and public offering costs against operations in the amount of $117,543 during the period ended December 31, 2006. The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the VVDC device as well as sales of ICE(tm) software licenses, implementation and training.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company has experienced a substantial increase in expenditures since entering into a master-value added reseller agreement with Meridian Holdings, Inc., and commercialization of the VVDC technology, through the growth in those operations and related staffing. Management anticipates that these increased expenditure levels will continue for the foreseeable future. Management anticipates incurring additional expenses to increase our marketing and sales efforts, for Research and Development of the VVDC Technology and infrastructure development. Additionally, we will continue to evaluate possible investments in businesses, products and technologies and the expansion of our marketing and sales programs.

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

Also, the Company initiated a pilot testing of the Vasocor Vascular Diagnostic Center Device. Feedback from this pilot testing will determine whether the company will be involved in this new line of service business in future.

On December 29, 2005, the registrant issued a press release announcing a joint Product Teaming and Preferred Implementation partner agreement with Novantus Corporation

The Company will also embark on an advertisement campaign over the next several months in major newspapers and consumer and healthcare journals of all its new products and services. There is no assurance that such advertisement campaign will yield any dividend.

The company has continued to redefine itself as a leader in the area of Medical Informatics, Cardio-Vascular Devices, Telemedicne and Telehealh. The Company anticipates to participate in the several Trade shows and industry presentations during the next several months.

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

For instance, the Center for Medicare and Medicaid Services recently announced that it has released a beta version of the Veteran Administration EMR software also called Vista Office(Veteran Health Information Systems and Technology Architecture) (www.vista-office.org), for download by physicians free of charge to use in their offices. This application is like the VA EMR, popularly known as VisTA and uses outlines and facilitates the documentation of what has been done for prevention purposes using "form filled hypertext" whereby one clicks on questionnaire answers (in outline form) and the text is automatically generated in the note. The application is written in Delphi, and the database is Intersystems' Cache - a hierarchical database.(www.intersystems.com.)

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

Recent Events

On February 22, 2006, the Company entered into an Exclusive Master value added Reseller agreement with Meridian health Systems P.C.(a private company with Common control) to commercialize the Vasocor Vascular Diagnostic Center medical device. Revenue from this agreement was minimal during the first quarter

On February 24, 2006, registrant issued a press release announcing that it has Initiated full commercialization of the Vasogram Technology and names a renowned scientist as the chairman of the Scientific Advisory Board.

On February 25, 2006, the following individuals were re-elected to serve as directors of the company until the next annual meeting: Jude Uwaezoke, Karunyan Arulanantham, Donald Stanford and Wesley Bradford. Anthony C. Dike, was re-elected for another three year term.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of December 31, 2005, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
From time to time, the Company and its management have conducted and will continue to conduct further reviews and, from time to time put in place additional documentation, of the Company's disclosure controls and procedures, as well as its internal control over financial reporting. The Company may from time to time make changes aimed at enhancing their effectiveness, as well as changes aimed at ensuring that the Company's systems evolve with, and meet the needs of, the Company's business. These changes may include changes necessary or desirable to address recommendations of the Company's management, its counsel and/or its independent auditors, including any recommendations of its independent auditors arising out of their audits and reviews of the Company's financial statements. These changes may include changes to the Company's own systems, as well as to the systems of businesses that the Company has acquired or that the Company may acquire in the future and will, if made, be intended to enhance the effectiveness of the Company's controls and procedures. The Company is also continually striving to improve its management and operational efficiency and the Company expects that its efforts in that regard will from time to time directly or indirectly affect the Company's disclosure controls and procedures, as well as the Company's internal control over financial reporting.

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

As of December 31, 2005, directors, control persons, and executive Officers of the Company were as follows:

Name                               Age     Title

Anthony  C.  Dike,  MD               51    Chairman,  Director
                                           Chief  Executive  Officer,  Secretary
                                           Treasurer
Jude  Uwaezuoke                      61    Director

Donald Stanford                      55    Director

Karunyan  Arulanantham               64    Director

Wesley  Bradford                     65    Director

With the exception of Anthony C. Dike, MD, Chairman & CEO, none of the other
directors   are,   or  have  been  employed  by  the Company.

There are no family relationships between any directors or executive officers.
Meetings  And  Committees  of  The  Board  of  Directors

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS
Anthony C. Dike, MD

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

Karunyan  Arulanantham, M.D

Dr. Karunyan  Arulanantham, is the president of Sierra Medical Management a subsidiary of Sierra. He is board certified in general pediatrician, pediatric endocrinology and Quality Assurance and Utilization Review. He is also a Fellow of American Academy of Pediatrics, as well as a Fellow of American College of Endocrinologists. He is a member of Quality Assurance Committee of PacifiCare Health Plan.

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

Hills  and  an  MBA  from  West  Coast  University.

Mr. Donald Stanford

    Donald Stanford is a seasoned executive who has spent the last 23 years in Senior Management of a successful technology company that has enjoyed considerable success in growth, industry leadership and creating value for its shareholders. He possesses the rare combination of technology skills, hands-on P&L expertise, corporate leadership and customer communications with the ability to work in a team environment and achieve extraordinary results under challenging conditions.

He was formerly the Senior Vice President and Chief Technology officer of GTECH Holdings, Inc., a multi-national information technology company. During his twenty-two years with GTECH, the Company has grown from a market share of 5% and sales of less than $1 million to a dominant worldwide market share of 70% and sales in excess of $1 billion as of the end of 2002. The Company has been consistently profitable and has been the driving force in the last decade in the development and installation of on-line lottery systems in North America, Europe, South America, Africa and Asia, and employs over 4,500 people worldwide. As an important factor in this success, Mr. Stanford has traveled extensively and collaborated with a large number of domestic and international customers and partners.

In addition to being the Company's chief technical strategist, he was also a vital part of the sales and marketing and project management activities that were critical to the Company's overall success

As a recently retired employee and GTECH Holdings Fellow, he advises the GTECH Holdings Corporation in the areas of future technologies and architectures that may be of value to the Company's future growth strategies.

Mr. Stanford earned a Bachelor of Arts in International Relations in 1972 and a Master's in Computer Science/Applied Math in 1977 from Brown University. He has recently been appointed Adjunct Professor of Computer Science at Brown University and in 1999 received the Black Engineer of the Year Award for Professional Achievement.

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

It  is  composed  of  Messrs.  Uwaezuoke,  Bradford,  and  Stanford

EXECUTIVE  COMMITTEE:

         The  Executive  Committee  may  exercise  the  power  of  the  Board of

Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Karunyan and Bradford.

Meetings  of  the  Board  of  Directors

During the fiscal year ended December 31, 2005, the Company's Board of Directors acted five times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

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

                   Members  of  the  Audit  and  Ethics  Committee:

Jude  Uwaezeoke  Chairman
Donald Stanford
Wesley  Bradford

Clinical  Advisory  Board

Duties  and  Functions

Members  of  InterCare  DX,  Inc.,  clinical  advisory  board  will assist  the company in updating its knowledge-based clinical content and develop clinical guidelines, pathways and protocols. Additionally, the advisory board, working with program developers and management, will review programmatic issues relating to compliance with appropriate regulatory authorities. They will also serve on InterCare's Speakers Bureau regarding practical, clinical issues relating to our products and services.
This panel will be expanded in future to include experts from different healthcare profession

Members  of  the  Clinical  Advisory  Board

Professor Jeff Raines, is the Chairman of the Scientific Advisory Board for the Vasogram Technology, which has now been officially introduced to the market after almost one year of pilot testing of the product by InterCare DX, Inc, for patient and healthcare providers acceptance.

Professor Raines, professional experience includes over forty years in academia, having received a Doctorate degree in Mechanical Engineering from Massachusetts Institute of Technology and Doctorate degree in medicine from Harvard Medical School under an NIH MD/PhD Training Fellowship in 1972. He has an extensive formal education in the areas of clinical cardiovascular medicine with surgical exposure, engineering and research. Professor Raines is a Fellow of American College of Cardiology. He has published extensively in the area of Cardiovascular medicine. He holds seven acclaimed United States patents for the Vasogram and Endogram technology. He most recently retired as a Professor of Surgery from University of Miami, Florida, USA. His role in InterCare will include working with the Research and Development division of InterCare to continue to enhance and update the Vasogram Technology for both
United   States   and  International commercialization.

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

                               Annual Compensation

<CAPTION

Name             Year     Salary         Bonus      Stock Option   All Other Compensation
                                                                    (Common Stock)

Anthony C. Dike (1) 2005     $0               0         100,000          0

1. As of December 31, 2005, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2005 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

The following tables set forth information regarding the beneficial owners of our common stock, as of December 31, 2005, by the following individuals or groups:
     Each  of  our  executive  officers;
     Each  of  our  directors;
     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and All of our directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 21,461,402 common shares outstanding.

Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner               Title    Beneficial  Ownership   Status Percent  of  Class
---------------------------  --------   --------------------  -------- -----------------
Anthony  C.  Dike  (1)          Chairman     15,050,100       Active         70%
6201 Bristol Parkway            CEO
Culver City,  CA  90230         Director

Donald Stanford                 Director        100,000       Active          0.5%
6201 Bristol Parkway
Culver City,  CA  90230

Jude  Uwaezuoke                 Director        300,000       Active          1.4%
6201 Bristol Parkway
Culver City,  CA  90230

Karunyan Arulanantham           Director        100,000       Active          0.5%
6201 Bristol Parkway
Culver City,  CA  90230

Wesley  Bradford                Director        300,000        Active         1.4%%
6201 Bristol Parkway
Culver City,  CA  90230

Named  Officers  and                         15,850,100                       74%
Directors  As  a  Group  (1)

Other Public Shareholders                     5,811,302                       26%

Total number of shares outstanding           21,461,402                      100%

(1) Officer or Directors: 15,850,100 shares of Common Stock listed above includes 7,000,000 shares already issued and 3,550,000 shares of Common Stock options granted to Anthony C. Dike. Also, Anthony C. Dike, is the sole director and an indirect beneficial owner of 3,600,200 shares of common stock held by Meridian Medical Group, P.C., and 900,100 shares of Common stock held by MMG Investments, Inc., 300,000 shares of Common Stock option granted to Jude Uwaezuoke, 300,000 shares of Common Stock Option granted to Wesley Bradford; 100,000 shares of Common Stock of option granted to Donald Stanford, and 100,000 Shares of Common Stock option granted to Karunyan Arulananthan as of December 31, 2005, disclosed as if they were issued.

OPTIONS/SAR  GRANTS  IN  LAST  FISCAL  YEAR

Name                           Year               Stock Option
Anthony C. Dike                 2005               100,000
Wesley G. Bradford              2005               100,000
Karunyan Arulanantham           2005               100,000
Jude Uwaezoke                   2005               100,000
Donald Stanford                 2005               100,000

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

On March 10, 2006, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at 0.002 per share.

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

InterCare  DX,  Inc.






Date:  May 17,  2006                Signature  By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                                     Chairman  and  CEO

To  the  Board  of  Directors
InterCare DX,  Inc.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM
------------------------------------------------

We have audited the accompanying balance sheet of InterCare DX, Inc., as of December 31, 2005 and 2004 the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. Our responsibility is to expressed an opinion on those financial statements based on our audit

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of, as of December 31, 2005, and 2004 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has incurred losses since inception and is dependent upon obtaining adequate financing to sustain operations. These factors raise substantial doubt that the Company will be able to continue as a going concern. Management's plans in regard to these matters are also discussed in Note D.
The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Madsen and Associates CPA's, Inc.
Salt Lake City, Utah
May 17, 2006

                               InterCare DX, Inc.

                        Balance Sheet As At December 31st





                                                                    2005             2004
                                                                  =========         ========
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $       147       $    2,130
    Accounts Receivable.(Note 2) . . . . . . . . . . . .             9,088        1,386,350
    Less: Allowance for Doubtful Accounts . . . . . . . . . . .        500                -
                                                                 ---------        ---------
                                                                     9,735        1,385,080
                                                                 ---------        ---------
    Inventory. . . . . . . . . . . . . . . . . . . . . .                 -           52,211
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .             9,735        1,437,291

    Property, Plant, and Equipment
     Net of accumulated Depreciation          . . . . . . . . . ..      -                -

    Other Assets
     Deferred Public Offering Cost           . . .. . . . . . .   .                  65,332
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $     9,735        $1,502,623
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable           . . . . . . . . . . . . .      $  1,573,045        1,549,056
    Advances from Officer                                           26,500           28,500
    Deposits                                                                         50,000
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .      $  1,599,545      $ 1,627,556

Long term liabilities   . . . . . . . . . . . . . . . .        $    76,677           76,797
                                                                 ---------        ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .      $  1,676,222      $ 1,704,353
                                                                 =========        ==========

Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 17,903,903 and 15,713,902 shares issued and
  outstanding as at December 31, 2005 and 2004 respectively.       969,203          772,203
Accumulated Deficit. . . . . . . . . . . . . . . . . . .        (2,635,690)        (973,933)
                                                                  --------          --------
Total Equity                                                    (1,666,487)        (201,730)

                                                                 --------         ----------
Total Liabilities & Equity . . . . . . . . . . . . . . .        $   9,735      $ 1,502,623
                                                                 =========         ==========






See Accountants Report and Notes to Financial Statements

                               InterCare DX, Inc.

                             Statement of Operations
                        Year  ended  on  as  of  December  31, 2005

               For the: 12 Mos. Ended December. 31,

                                        2005         2004
                                       ======        =====
Revenues  . . . . . . . .            $ 12,010         $     0
                                      ---------       -------
Cost of Revenues                            -
                                     ---------       ---------
Gross Margin                           12,010               0

Operating Expense.
   General and Administrative         170,374          215,468
   Bad Debt Expense                 1,385,850                -
   Write off of Inventory and
   Public offering cost.              117,543                -
                                   ---------         --------
Total Expense                       1,673,767          215,468

   Net (Loss)          . .       $ (1,661,757)        (215,468)
                                   =========         =========

Net income(loss) per share
Weighted average number of
Common shares  outstanding           17,903,903     14,461,986
Net loss per share                   $   (0.09)     $   (0.01)

See Accountants Report and Notes to Financial Statements

                                 InterCare DX, Inc
                    Statement of Changes in Stockholders' Equity
                  For the Year Ended  December 31, 2005 and 2004


                                           Common Stock          Common Stock   Accumulated
Transaction and  Date                         Shares                 Amount         deficit
                                         =============           ==========     ===========
Balance at December 31, 2003              14,203,403             $710,078       (758,465)
                                         ===========             =========      ===========
Shares issued in lieu of compensation
at $.10 per share                             50,000                5,000              -
Shares issued for cash at $.25 per share     120,500               30,125              -
Shares issued to Officer for cash
at $.002 per share                         1,000,000                2,000              -
Shares issued for cash at $0.10 per share    125,000               12,500              -
Shares issued for licensing fees at
$0.10 per share                              125,000               12,500              -

Net(Loss) for period                               -                    -      (215,468)
                                           ----------            ---------     ----------
Balances at December 31, 2004             15,713,903            $ 772,203    $ (973,933)
                                          ===========          ============  ============

Shares issued for cash at $0.25 per share    440,000             110,000                -
Shares issued in lieu of compensation;
at $0.12 per share                          650,000               78,000                -
Shares issued for services; valued at
$0.07 per share                             100,000                7,000
Shares issued from option exercise
of officer, valued at ).002 per share     1,000,000                2,000                -

Net(Loss) for period                               -                  -       (1,661,757)
                                          -----------         -----------     -----------
Balances at December 31, 2005             17,903,903          $ 969,203      $(2,635,690)
                                         ===========          ===========    ============



























SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                 InterCare DX, Inc
                             Statement of Cashflows
                         For the Year Ended  December 31, 2005 and 2004


                                   For the Twelve Months  ended,
                                                 December 31

                                               2005              2004
                                               ====              ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ (1,661,757)   $ (215,418)
      Adjustments to reconcile net
      loss to net cash
      Provided by operating activities:
      Stock issued for services                     85,000         5,000
      Stock issued for licensing                        -         12,500

Changes to operating assets and liabilities
Increase(Decrease) in
      Accounts receivables . . . . . . . . .  . 1,374,312          3,400
      Other Assets  . . . . . . . . . . . . .  . .117,543              -
      Advances to officer                            (950)              -
      Accounts Payables. . . . . . . . . . . . .   23,989         72,998
                                                --------        --------
NETCASH USED IN OPERATING ACTIVITIES . . . . .    (61,863)      (121,570)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of Common Stock. . . . . .110,000         44,625
     Repayments on long term liabilities            (120)              -
     Advances (Reimbursement) by Officer               -          28,500
     (Increase) Decrease in Deposits             (50,000)         50,000
                                                 --------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .  59,880   .     123,125
                                                 --------     ----------
     Increase (Decrease) in cash . . . . . .  .  .(1,983) .        1,555
CASH AT BEGINNING OF PERIOD. . . . . . . . . .    .2,130             525
                                               -----------     ---------
CASH AT END OF PERIOD. . . . . . . . . . . .    $    147      $    2,080
                                               ===========     ==========






















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                              InterCare DX, Inc.
                        Notes to the Financial Statements

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES.

InterCare DX, Inc.(formerly known as InterCare.com dx), is organized in the State of California. InterCare is an innovative software products and services company specializing in providing healthcare management and information systems solutions, with our main office located at 6201 Bristol Parkway,
Culver City,  California,  USA,  and  international   partners   located
worldwide. In business since 1991, we have created, published, and marketed software products embedded with sound, text and video for the purpose of relaxation training and stress management. We have also developed Internet-ready applications for healthcare transactions management as well as medical and health-related content and information targeted toward the education, consumer, and healthcare industry markets.

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

2. Account Receivable

The Company recognizes accounts receivable to the extent that revenues have been earned, and collections are reasonably assured. During 2005, it was determined that collection of the Company's largest receivable was not likely, due to the fact that the purchase of the underlying software (Medmaster(tm)) was rescinded by Meridian Holdings, Inc., as a result of legal dispute between the Israeli Receiver and Lockheed Martins Systems Integration Division. Therefore, this receivable in the amount of $1,385,080 was written off to operations. It is expected that ICE(tm) software being developed by the Company will replace the Medmaster(tm) software originally sold; however, no transactions have been consummated to date.

3. Inventory

Inventories consists of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of valuation.

During 2005, the Company determined that inventory was obsolete. As such, Amounts were written off against operations in 2005 in the amount of $52,211.

4. Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any resultant gain or loss is included in the results of operation. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets,
normally  five  to seven   years. Property and equipment consists of the
following as of December 31, 2005 and 2004:

                                                  2005           2004
                                                 =====           =====
Computer Hardware & Software                      $68,264      $68,264
Less:  Accumulated  Depreciation                   68,264       68,264
                                                 -------       -------
                                                  $    0        $    0
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2005 and 2004.

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

8. Software Development Cost

Software development costs are charged to current operations

9. Fair  Value  of Financial Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (an affiliated Company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

10. Deferred Costs Related to Proposed Public Offering

Deferred costs recorded in prior years for a proposed public offering were written off in 2005 due to the abandonment of such proposal, in the amount of $65,331. These costs were charged to operations.

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

13. Stockholders' Equity

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

A. Recent Accounting Pronouncements

The Company has received current accounting pronouncements and has determined that the adoption of any current accounting pronouncements would not have a material impact on the Company's financial condition or the results of operations.

B. RELATED  PARTY  TRANSACTIONS
On December 17, 2004, Anthony C. Dike, MD, exercised his option to purchase an Additional 1,000,000 shares of the Company's common stock at 0.002 per share. On March 10, 2006, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at $0.002 per share.

Expenses related to the Company are routinely paid by Meridian Holdings, Inc., (an affiliated Company) under a management services agreement. As such amounts are recorded as payable to Meridian, as incurred.

C. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of December 31, 2005, no operations have commenced related to this joint venture.

D. Going Concern

The accompanying financial statements have been prepared in conformity with Generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been Successful in establishing a profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going Concern. Continuance of the Company as a going concern is dependent upon Obtaining additional working capital through loans and/or additional sales Of the Company's common stock. There is no assurance that the Company will be able successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Subsequent Events

On February 22, 2006, the Company entered into a Master value added Reseller agreement with Meridian Health Systems P.C.(a private company with common control) to commercialize the Vasocor Vascular Diagnostic Center medical device. Revenue from this agreement was minimal during the first quarter of 2006.