Form 10QSB
period 2006-03-31
INTERCARE DX INC
filed 2006-05-22
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2006

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

As of March 31, 2006, InterCare DX, Inc., Registrant had 19,403,902 shares of its no par value common stock outstanding. There is currently no public market for this stock.














                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2005

                                 InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----


PART  I.  FINANCIAL  INFORMATION

      Item 1   Financial Statements

          Balance  Sheets  -  March  31,  2006                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2006                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2006                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8

     Item 2   Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    16

     Item 3    Controls and Disclosure                                    18

PART  II   OTHER  INFORMATION

     Item 1    Legal proceedings                                          19
          Additional  Information                                         19

          Signature                                                       19

                             InterCare DX,  Inc
                                   (UNAUDITED)


                                                    As of March 31     As of December 31
                                                       2006                2005
                                                      ======             ======

ASSETS
Current assets
    Cash                                             $      381        $     147
    Accounts Receivable (Note 1 )                         9,050            9,088
    Other Current Assets                                    500                -
                                                     ------------      ----------
Total Current Assets.. . . . . . . . . . . . . . . . $    9,933        $   9,735
                                                      ----------       ----------
           Total  Assets                                  9,933            9,735
                                                       ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . .  $ 1,601,275        1,573,045
    Advances from Officer                                 25,550           26,500
                                                        -----------      ---------
           Total Current Liabilities  . . . . . . .    1,628,825        1,599,545

Long term liabilities          . . . . . .. . . . .       76,667           76,797
                                                       -----------      ----------
           Total Liabilities  . . . . . . . . . . .    1,703,502        1,676,222
                                                       -----------     -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

  Common stock (100,000,000 shares authorized
  no par value ; 15,213,902  shares issued and
  outstanding as at December 31, 2004 and 19,403,902
  as at December 31, 2005 (Note 2) . .   . .  . . . .  1,001,203         969,203
  Accumulated Deficit                                 (2,694,772)     (2,635,690)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . .  . .  (1,693,569)     (1,666,487)
                                                      ------------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $     9,933           9,735
                                                       ============    ============















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            InterCare DX,  Inc.
                       Income Statement - Unaudited

                             STATEMENT OF OPERATIONS



                           For  the  Three Months ended  March 31,

                                         2006             2005
                                       ======            =====
Revenues  . . . . . . . .               $  1,250      $     -
Less: Cost of Revenues .                       -            -
                                       ---------      ---------
          Gross Margin .                   1,250            -

Operating Expense. . . .                  59,282          20,680
                                       ----------        --------
          Net Income . .               $ (58,032)      $ (20,680)
                                        =========       ========
Net Income(loss) per share:

Weighted average number of shares     19,403,902       14,461,986

Net Loss Per Common Share
(Basic and fully diluted)              $ (0.00)           $ (0.00)

































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             InterCare DX,  Inc
..

                             STATEMENT OF CASH FLOW

                                    UNAUDITED


                                           For the Three Months  ended March 31,

                                                             2006         2005
                                                             ====          ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .     $ (58,032)       $ (20,680)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
      Stock issued for services                             30,000               -
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .          (36)              -
      Inventories. . . . . . . . . . . . . . . . . .            -            52,211
      Other adjustments to income                               -           (60,905)
      Increase(Decrease) in
      Accounts payables. . . . . . . . . . . . . . .             -          (80,083)
                                                          --------        --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .          234          (109,457)

CASH FLOW FROM INVESTING ACTIVITIES

     Liquidation of Deferred Offering cost                        -          65,332
                                                           --------         -------
NETCASH USED FOR INVESTING ACTIVITIES                             -          65,332

CASH FLOW FROM FINANCING ACTIVITIES
     Repayment of long term debt                                 -            (120)
     Proceeds from the Sale of Common Stock                      -          72,725
     Distribution to shareholders                                -         (26,875)
     (Decrease) increase in Deposits
                                                          --------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .                        45,730
                                                         ----------        ---------
     Increase (Decrease) in cash . . . . . . . . . .           234           1,605
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .           147           2,130
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $        381       $   3,735
                                                        ===========     ==========














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.

                            InterCare DX, Inc.
                     Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

The interim financial statements of InterCare DX, Inc., for the three months end March 31, 2006 and 2005 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2006 and December 31, 2005 and the results of operations and cash flows for the three Months ended March 31, 2006 and 2005 respectfully.

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

InterCare DX, Inc., is an innovative software products development and services company, specializing in developing healthcare management and information systems solutions. The company markets and resells the InterCare Clinical Explorer (ICE(tm), which is designed to integrate every aspect of the healthcare enterprise as well as the Vasocor Vascular Diagnostic Centers device, which is a non-invasive cardiovascular diagnostic center.

1. Use of Estimates

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of March 31, 2006 and 2005:

                                                  2006            2005
                                                 =====           =====
Computer Hardware & Software                      $68,770      $68,770
Less:  Accumulated  Depreciation                   68,770       68,770
                                                 -------       -------
                                                  $     0      $     0
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended March 31, 2006.

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

On March 10, 2006, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of the registrants common stock at 0.002 cents per share.

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

10. Income Taxes

The Company has made no provisions for income taxes because of accumulated business and tax losses since its inception.

11. Basic and Diluted Net  Loss  Per  Common  Share.

In accordance with SFAS No. 128, "Computation of Earnings Per Share," basic Earnings/(loss) per share is computed by dividing the net earnings available to Common stockholders for the period by the weighted average number of common shares outstanding during the period.

12. Stockholders' Equity

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

13. Recent Accounting Pronouncements

The Company has received current accounting pronouncements and has determined That the adoption of current accounting pronouncements would not have a material Impact on the Company's financials.

14. Related Party Transactions

On March 10, 2006, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at $0.002 per share.

Expenses related to the Company are routinely paid by Meridian Holdings, Inc., (an affiliated Company) under a management services agreement between Meridian And the Company. As such amounts are recorded as payable to Meridian, as incurred.

On February 22, 2006, the Company entered into an Exclusive Master Value Added Reseller agreement with Meridian Health Systems, P.C. ( a private Company, under common control) to commercialize the Vasocor Vascular Diagnostic Center Equipment. Revenue from this agreement was minimal during the first quarter of 2006.

15. Joint Venture

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

17. Going Concern

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

The Company is currently developing a business plan for commercialization of the Vasocor Vascular Diagnostic Center technology, as well as establishing a sales force to Market the Vasogram and ICE(tm) Software Technology. To this end, the Company has contracted with EnCanta Group, LLC, a marketing consulting firm, to assist the Company in Sales and Marketing of all its' products and services.

Subsequent Events

Pursuant to the Exclusive Master Value Added Reseller agreement with Meridian Health Systems P.C.(a private company with common control) to commercialize the Vasocor Vascular Diagnostic Center medical device (VVDC).The Company has also been accorded the rights to dispose of the VVDC inventory items which consists of fully Manufactured VVDC equipments and spare parts, research and further development as well as maintenance of the underlying software technology. The Company is currently examining all the inventory items to determine the level of disrepair of some of the equipments, which has been in controlled storage since 2003. So far, the Company is estimating that only about 100 of the 195 fully manufactured VVDC device in storage will be salvageable, with an estimated inventory cost of $6,000,000 upon completion of its examination and closure of the transaction.

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

It is a freestanding diagnostic device, that employs a revolutionary non-invasive inexpensive, easy to use procedure that has been clinically proven to detect coronary artery disease (CAD) earlier and more accurately than existing Techniques. CAD. The Vasocor Device has FDA pre-market approval, validated clinical trial data, Medicare/Medicaid and Indemnity insurance re-imbursement eligibility. In addition to coronary arterial disease, the device can also be used in the non-invasive diagnosis of peripheral vascular disease and estimating endothelial function

Current cardiovascular research has confirmed that heart attack, stroke, and most forms of peripheral vascular disease are caused by abnormalities in the arterial wall. Vasocor Vascular Diagnostic Center is a new technology that has been developed that allows physicians to assess the status of the arterial wall. The test is rapid and painless and can be performed with no risk to the patient in a physician's office. In addition, the cost of the testing is competitive with other noninvasive cardiovascular tests. For the first time, physicians will know how their patient's arteries compare to healthy subjects of the same gender and age. Further, they will know how their patient's arteries compare to subjects with known peripheral and coronary arterial disease, which is the direct cause of over one million deaths annually, generating over $100 billion direct and $180 billion indirect treatment costs annually.

The VVDC technology will be most helpful in identifying subjects at risk. With this identification treatment will start early and outcomes will improve. Finally, this testing will target subjects who will benefit from more expensive and perhaps invasive testing.

Market and Value Proposition

Over 50% of the deaths attributed to CAD are of patients that exhibit no prior symptoms of heart disease. Further, existing procedures that accurately detect CAD are invasive and expensive, and therefore unlikely to be used in cases where symptoms are not present. The Vasocor device enables primary care physicians to easily identify CAD in situations where it would otherwise go undetected. Currently, primary care physicians test for CAD using risk profile screens, which include family history, lifestyle, and physiologic measurements of height, weight, body fat, blood pressure, blood glucose levels, and blood lipid levels. In situations where these screens indicate a high propensity for CAD, patients undergo more sophisticated tests such as Resting Electrocardiograms (ECGs), Stress ECGs and Stress Echocardiograms. In focus group surveys, primary care physicians indicated that the most common follow-up test is the Stress ECG or Echocardiogram. These tests are only suggestive; to actually confirm CAD a patient must undergo a coronary angiography procedure that enables the physician to directly view arterial obstructions. This is an invasive test that is not performed by a primary care physician but instead referred to an outpatient or inpatient facility, significantly increasing the expense to both the patient and the insurer. Further, this test is most accurate only for late-stage CAD, when treatment often requires pharmaceuticals or surgery rather than lifestyle changes that can be effective if a physician identifies CAD early. The inaccuracy of risk profile testing and echocardiograms is a significant reason CAD is not detected early and a primary reason CAD is fatal in patients that do not exhibit prior symptoms. Clinical trials indicate that risk profile testing does not identify CAD when it is present (a False Negative) in males 60% of the time, and 30% of the time in females. One of the Vasocor Procedures
(called a "Vasogram"), however, is 14% more predictive than any of the risk factors alone and 45% more predictive when used in combination with traditional risk factor screening. This improved accuracy reduces False Negatives from 60% to 27% in males and 30% to 23% in females. Furthermore, the Vasogram is more accurate than the follow-up tests typically administered by primary care physicians, such as Stress ECG and Stress Echocardiogram. In clinical trials comparing follow-up tests, 177 patients underwent MRI, Stress ECG, Stress Echocardiogram (the most popular tests) and Vasogram. The MRI (a visual measure of CAD) found CAD in 37 patients. Neither the Stress ECG nor the Echocardiogram identified any of these patients, while the Vasogram identified 76%. In addition to the diagnostic benefits of the Vasocor device, it is also economically advantageous to the primary care physician. Typically, patients that score high in risk factor analysis and Stress Echocardiogram are referred for coronary angiography. This test is not only More expensive, but does not generate revenue to the referring physician. Furthermore, in cases where it is actually not necessary, the test results in significantly higher costs to the patient and insurer. A Vasogram, in contrast, is easily administered in the primary care office by unskilled staff in less than 15 minutes. Furthermore, by accurately assessing CAD early in its development, the Vasocor device can reduce overall costs to patients and insurers by identifying the disease early enough so that lifestyle changes are effective forms of treatment rather than requiring pharmaceutical or surgical treatment. The Vasocor device offers a compelling value premise of accuracy, simplicity and cost savings to physicians, patients and health insurance providers.

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

Physicians have estimated, between 10-20% of coronary angiograms performed find little or no disease in the patient. Further, intravascular ultrasound has shown coronary angiograms often miss significant atherosclerotic disease, when coronary lumen is not compromised. With the exception of ECGs, which are often conducted in a physician's office, the majority of the existing CAD diagnostics take place in hospitals or cardiac clinics.

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

Legislation currently being considered at the federal level could affect our business. For example, the Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security, and other provisions as amended. We are designing our platform and applications to comply with these proposed regulations; however, until these regulations become final, they could change, which could cause us to use additional resources and lead to delays as we revise our platform and applications. In addition, our success depends on other health care participants complying with these regulations. Furthermore, our recent involvement with the VVDC technology makes us an FDA regulated entity. The release of future VVDC products will require FDA approval. We will be seeking for European Union approval or the CE mark, in order to market our product in European Countries. There is no guarantee that such approval will be obtained in a timely manner or at all. Any delay in obtaining such approval will impact our revenue.

EMPLOYEES

We presently have five full time employees and seven independent contractors. We outsource some of our personnel needs to third parties such as the Encanta Group, LLC. our sales force and marketing Consultants.

                       DESCRIPTION  OF  PROPERTY

We are presently occupying 1/2 of an office space leased by Meridian Holdings, Inc., our parent company, at 6201 Bristol Parkway, Culver City California. The agreed cost attributable to us for the use of the facility is based on 1/2 of the total amount of cost to Meridian Holdings, Inc., for operating the suites.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (1,616,892) as at March 31, 2006 compared to networking capital of $ (1,589,810) during as at December 31, 2005. The decrease in working capital is due to write-off as bad debt expense of the account receivable from Medmaster software licenses sold earlier, which has since been withdrawn from the market as a result of unresolved legal dispute between Lockheed Martin Systems Integration Division, and the Israeli receiver. The Company believes that its ICE(tm) replacement software will provide more value, and much more cost effective to its end users than the Medmaster Technology upon its debut in the market.

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

RESULTS  OF  OPERATIONS

We have experienced, and expect to continue to experience, very low revenue from our current operation.

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

REVENUES

The company generated $1,250 revenue from the VVDC device rental during the quarter ended March 31, 2006, as compared to no revenue during comparable period in 2005. There were no software license revenue generated during comparable periods in 2005 and 2006 respectively.

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

PRODUCT  DEVELOPMENT.

The Company will continue to update and enhance both the VVDC device as well as ICE(tm)Software products with the result that there will be an anticipated increase in product research and development expenses during the next coming year. There can be no assurance that any new development or update to the VVDC dvices will be approved for marketing by USFDA in a timely manner. In ability to obtain USFDA proved, or any delay in approval may impact our revenue stream.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2006 was $ 59,282 compared to $ 20,680 during comparable period in 2005. The increase in general and administrative expense was due to the increase in the management share of cost from Meridian Holdings, Inc. Of the $59,282 total expense, $27,550 was for employee payroll and benefits, $5,500 was for office rent and utilities.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2006, assuming additional funding is raised from equity investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  LOSS

The Company had a net loss of $58,032 for the period ended March 31, 2006, compared to net loss of $20,680 in March 31, 2005. The 36% increase in net loss was as a result of the increased management share of cost for the period ended March 31, 2006.

The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the VVDC device as well as sales of ICE(tm) software licenses, implementation and training.

PLAN  OF  OPERATIONS

On February 22, 2006, the Company entered into an Exclusive Master Value Added Reseller agreement with Meridian Health Systems, P.C. ( a private Company, under common control) to commercialize the Vasocor Vascular Diagnostic Center Equipment. Revenue from this agreement was minimal during the first quarter of 2006.

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

The company is currently developing a full commercialization plan for the sales and marketing of the VVDC device in the US Market, with the assistants of the Encanta Group, LLC.

We have entered into several product teaming agreements with various vendors and complementary technology companies.

There is no guarantee that such an effort will yield any dividend in the Immediate or near future..

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of March 31, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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