Form 10QSB
period 2006-06-30
INTERCARE DX INC
filed 2006-08-21
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2006

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

As of June 30, 2006, InterCare DX, Inc., Registrant had 19,903,902 shares of its no par value common stock outstanding with a total market value of $850,740













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2006


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets - June  30, 2006                                3

          Statements of Operations for the six Months
          ended  June  30, 2006                                          4

          Statement of Cash Flows for the Three Months
          ended June  30, 2006                                           5

          Notes to Financial Statements                                6-9

          Company Overview                                               10

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   16-18

    Item 3    Controls and Procedures                                    18

PART II   OTHER INFORMATION

          Additional Information                                         18

          Signature                                                      19

                               INTERCARE DX,  INC.
                                 BALANCE SHEET
                                   (UNAUDITED)


                                            As of June 30             December 31
                                                     2006                    2005
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $ 1,431                 $    147
Accounts Receivable (Note 1 )                         5,550                    9,088
Other Current Assets                                    500                        -
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .          7,481                 $  9,735
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . .  .  $ 1,691,532                1,573,045
    Advances from Officer                            26,050                   26,500
                                                   ---------                --------
           Total Current Liabilities  . . . . .  .1,640,896  .             1,599,545

Long term liabilities          . . . . . .. . . .    76,677                   76,797
                                                    ---------               --------
           Total Liabilities  . . . . . . . . .   1,717,573                1,676,222
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

 Common stock (100,000,000 shares authorized
 no par value 19,903,902  and 19,403,902 shares
 issued and Outstanding as of June 30, 2006  and
 December 31, 2005) (Note 2) .  . . . . . . .  . .1,040,606                969,203
    Accumulated Deficit                          (2,750,698)            (2,635,690)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . .(1,710,092)            (1,666,487)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $    7,481              $   9,735
                                                    ==========             =========














                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                      Income Statement - Unaudited

                            STATEMENT OF OPERATIONS



                        For three months  ended June 30,   Six months ended, June 30,
                               2006            2005           2006               2005
                               =====           ======        =======          ========
Revenues  . . . . . . . .   $  5,000          $ 2,970           $ 6,250    $    2,970
                              ---------         -------         --------       -------
Gross Margin .                 5,000            2,970             6,250         2,970

operating Expense. . .       (24,643)         (51,643)          (52,623)     (194,576)
                             ------           -------           --------     --------
Other Expense(Income)            633.              -              1,437            -
                              ---------        --------         ---------    --------
          Net loss . .       (25,277)         (48,673)     $    (54,060)     (191,606)
                              =========        =========        =========     ========

Weighted average number of shares 19,903,902  16,076,169      19,903,902   16,076,169
Weighted average earnings per share   $(0.0)   $   (0.0)       $ (0.0)        $ (0.0)




































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                              For the Six Months  ended June 30,   Three Months Ended June 30

                                               2006         2005        2006       2005
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ (54,060)    $ (191,606)  (25,277)  (48,673)
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
      Common Stock issued for services                -         20,000         -    20,000
(Increase) Decrease in
      Accounts receivables . . . . . . . . . . .  4,179         (2,970)    3,500    (2,970)
Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . .(16,000)        19,751   (15,409)   21,374
                                                 -------       --------  -------    ------
NETCASH USED IN OPERATING ACTIVITIES . . . . .. (65,881)       (60,249)  (37,186)  (10,269)

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . .      -            -                     -
                                                   --------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0            0            0         0

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .      57,165        9,950      28,235        -
     Advances from Officer                             -         (120)         -         -
     Sales of Common Stock                        10,000       82,725      10,000    10,000
                                                 --------     --------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .  67,165       92,555      38,235    10,000

     Increase (Decrease) in cash . . . . . .       1,284       (1,981)      1,049      (269)
CASH AT BEGINNING OF PERIOD. . . . . . . . . .       147        2,130         381       418
                                               -----------   ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .     $ 1,431       $  149       1,431       145
                                               ===========  ========== ===========  =========


















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.

                            InterCare DX, Inc.
                     Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

The interim financial statements of InterCare DX, Inc., for the six months end June 30, 2006 and 2005 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2006 and December 31, 2005 and the results of operations and cash flows for the six Months ended June 30, 2006 and 2005 respectfully.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 20, 2006 and 2005:

                                                  2006            2005
                                                 =====           =====

Computer Hardware &Software                      $68,770      $68,770
Less:  Accumulated  Depreciation                  68,770       68,770
                                                 -------       -------
                                                 $     0      $     0
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended June 30, 2006.

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

7. Recognition of Revenues.

Revenues from sale of software and/or VVDC device are recorded upon delivery and installation of our products at customer sites. The company provides a limited amount of post-contract customer support (PCS) at no additional charge pursuant to SOP 97-2, the value of the PCS component of any sale is estimated based on vendor specific evidence of fair value (i.e. catalogue price).

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

On February 22, 2006, the Company entered into an Exclusive Master Value Added Reseller agreement with Meridian Health Systems, P.C. ( a private Company, under common control) to commercialize the Vasocor Vascular
Diagnostic Center equipment. Revenue from this agreement was minimal during the second quarter of 2006.

15. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of June 30, 2006, a plan of implementation has been finalized, for the ICE(tm) in one of the Hospital Facilities in Jedda, Saudi Arabia.

16. Going Concern

The accompanying financial statements have been prepared in conformity with Generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

The Company has incurred losses since its inception and has not yet been successful in establishing a profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going Concern. Continuance of the Company as a going concern is dependent upon obtaining additional working capital through loans and/or additional sales of the Company's common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company has initiated the commercialization of the Vasocor Vascular Diagnostic Center technology, with the hope of generating revenue from the sale of the already manufactured Vasocor device. Management believes that based on preliminary results from the initial marketing efforts, that the commercialization plan will be successful.

Recent Events

On June 6, 2006, InterCare the registrant sold 500,000 shares of its Common Stock to one individual purchaser for $10,000 or 0.02 cents per share. The sale was made in a privately negotiated transaction in reliance on the exemption from the registration requirements of the securities Act of 1933 (the "Act") contained in Section 4(2) of the Act.

On  June 7,  Dr.  Karunyan  Arulananthamune  a  member   of  the  Board  of
Directors of the registrant tendered his letter of resignation from the board of Director of the Company, for personal reasons.

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

For peripheral vascular disease (PAD) the existing commonly used assessment tool is Ankle/Brachial Index (ABI). This noninvasive procedure can accurately identify patients with PAD. To conduct an ABI procedure with current technology, the examiner needs to be skilled in using Doppler ultrasound. This is a technique-sensitive procedure whose results may vary depending on the skill of the examiner. Thus, this method is not widely used in primary care
offices.  The   VVDC  device  includes  the  ABIgram(tm)  module,  which  is  a
Doppler-free method of performing Ankle/Brachial Index with this module virtually any health care provider can obtain this important measurement. If PAD is found, the device offers another PAD tool called the PADogram(tm). This module measures thigh and calf segmental limb systolic pressure, which is helpful in identifying location of arterial obstruction.

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

The most pro-active e-health players are Eclypsis, Cerner, GE Medical, IDX and McKesson-HBOC, however each of these players has thousands of existing customers operationally using its legacy systems. Thus, their e-health transition strategy is slow both technically and business wise.

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Meganet Corporation, Sager Midern Computers., Acer America Corporation, ViewSonic Corporation, Microsoft Corporation, Tech Data Corporation, QRS Diagnostics, Inc., and Novantus Corporation will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

OUR  BUSINES  STRATEGY

Our current efforts are targeted on taking advantage of our strengths in the application of high technology in the healthcare arena.

InterCare  most  apparent  weaknesses  when  operating  in  the  US  market are:

-       Very  small  customer  base.

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

EMPLOYEES

We presently have five full time employees and seven independent contractors. We outsource some of our personnel needs to third parties such as the Encantor Group, LLC. our sales force and marketing Consultants.

                       DESCRIPTION  OF  PROPERTY

We are presently occupying 1/3 of an office space leased by Meridian, an Affiliated compnayat 6201 Bristol Parkway, Culver City California.
The agreed cost attributable to us for the use of the facility is based on 1/3 of the total amount of cost to Meridian for operating the suites.

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

MARKET  FOR  COMMON  STOCK

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.03 and a low bid of $0.02 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (1,633,415) as at June 30, 2006 compared to networking capital of $ (1,589,810) during as at December 31, 2005. The negative working capital is due to minimal income from operations during the periods then ended.

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

Furthermore, our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time. Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline. We will depend on the commercial success of our product suite, which some of which has not yet been shipped. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite.

REVENUES

The company generated $5,000 revenue from the VVDC device rental during the Quarter ended June 30, 2006, as compared to $2,970 during comparable period in 2005. There were no software license revenue generated during comparable periods in 2005 and 2006 respectively.

COST  OF  REVENUES

There was no cost of revenue generated during this period.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our software enhancement, pilot testing of the VVDC devices and debugging of our software. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the ICE(tm) software and the VVDC device. To this end, the company has retained a Marketing consultant to assist in developing global awareness of our products and services. There can be no assurance that these marketing efforts will result is any significant sales of our product and services in the near term.

PRODUCT  DEVELOPMENT.

The Company will continue to update and enhance both the VVDC device as well as ICE(tm)Software products with the result that there will be an anticipated increase in product research and development expenses during the next coming year. There can be no assurance that any new development or update to the VVDC devices will be approved for marketing by USFDA in a timely manner. Inability to obtain USFDA approval, or any delay in approval may impact our operating results and revenue stream.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended June 2006 was $29,643 as against $51,643 for the comparable period in June 2005. Of the $29,643 expense incurred for the three months ended June 2006, $28,843 was for management share of cost, and the rest was for general corporate purposes. For the six months ended June 30, 2006, general administrative expense was $58,873 as compared to $194,576 for the comparable period in 2005. The decrease in General and administrative expense was as a result of cost cutting measures implemented by management.

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

NET  LOSS

The Company had a net loss of $25,277 for three months ended June 30, 2006, compared to a net loss of $48,,673 in the comparable period in 2005. For the six months ended June 30, 2006 the Company sustained a net loss of $54,060 as compared to $ 191,606 for the comparable period in 2005. The decrease in net loss was the result of our current cost cutting measures.

The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the VVDC device as well as sales of ICE(tm) software licenses, implementation and training.

PLAN  OF  OPERATIONS

The company has initiated a full commercialization plan for the sales and marketing of the VVDC device in the US Market, with the assistants of the Encantor Group, LLC. In addition, the company is seeking for an alliance with medical device distributors, world-wide to facilitate the sales and distribution of the VVDC device.

We have entered into several product teaming agreements with various vendors and complementary technology companies.

There is no guarantee that such an effort will yield any dividend in the Immediate or near future.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

InterCare DX,  Inc.

Date:  August 18, 2006            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO