Form 10QSB
period 2006-11-20
INTERCARE DX INC
filed 2006-11-21
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          September 30,  2006

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

As of September 30, 2006, InterCare DX, Inc., Registrant had 19,903,902 shares of its no par value common stock outstanding with a total market value of $850,740













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Third  Quarter 2006


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets  As of September  30, 2006 (unaudited)
          and December 31, 2005                                          3

          Statements of Operations for the three Months and nine months
          ended  September  30, 2006  and 2005                           4

          Statement of Cash Flows for the Three Months and nine months
          ended September  30, 2006                                      5

          Notes to Financial Statements                                 6-9

          Company Overview                                               10

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   16-18

    Item 3    Controls and Procedures                                    18

PART II   OTHER INFORMATION

          Additional Information                                         18

          Signature                                                      19

                               INTERCARE DX,  INC.
                                 BALANCE SHEET
                                   (UNAUDITED)


                                            As of September             December 31
                                                       2006                    2005
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $    88                 $    147
Accounts Receivable (Note 1 )                        62,835                    9,088
Other Current Assets                                    500                      500
Total Current Assets                                 63,423                    9,735

Fixed Asset, net                                        533                        -
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .         63,956                 $  9,735
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . .  .  $ 1,634,841                1,573,045
    Advances from Officer                            24,199                   26,500
    Sales tax payable	                                 4,125                        -
                                                   ---------                --------
           Total Current Liabilities  . . . . .  .1,663,165  .             1,599,545

Long term liabilities          . . . . . .. . . .    76,677                   76,797
                                                    ---------               --------
           Total Liabilities  . . . . . . . . .   1,739,842                1,676,222
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

 Common stock (100,000,000 shares authorized
 no par value 19,903,902  and 19,403,902 shares
 issued and Outstanding as of Sept. 30, 2006  and
 December 31, 2005) (Note 2) .  . . . . . . .  . .1,040,606                969,203
    Accumulated Deficit                          (2,716,492)            (2,635,690)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . .(1,675,886)            (1,666,487)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $   63,956              $   9,735
                                                    ==========             =========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                      Income Statement - Unaudited

                            STATEMENT OF OPERATIONS



                        For three months  ended Sept 30,   Nine months ended, Sept 30,
                               2006            2005           2006               2005
                               =====           ======        =======          ========
Revenues  . . . . . . . .   $  56,000         $ 12,060          $ 62,250    $    12,060
                              ---------         -------         --------       -------
Cost of Goods Sold             20,000                -            20,000             -
Gross Margin .                 36,000           12,060            62,250         12,060

operating Expense. . .        (22,321)         (24,189)          (81,946)       (67,530)
                             ------           -------           --------       --------
Other Expense(Income)              64.              42               158            124
                              ---------        --------         ---------      --------
          Net Income (loss)    13,615          (12,171)    $     (39,854)       (55,594)
                              =========        =========         =========     ========

Weighted average number of shares 19,903,902  16,631,469      19,903,902   16,076,169
Weighted average earnings per share   $(0.0)    $   (0.0)       $ (0.0)        $ (0.0)



































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                        For the Nine Months  ended Sept 30,   Three Months Ended Sept 30

                                               2006         2005        2006       2005
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ (39,854)    $ (55,594)    13,615  (12,171)
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
      Depreciation                -                   59   -        -        59          -
(Increase) Decrease in
      Accounts receivables . . . . . . . . . . .(53,697)       (11,060)   (57,285) (11,060)
Increase in sales tax payable                    4,125               -      4,125        -
Increase(Decrease) in
      Accounts Payables. . . . . . . . . . . . . 5,591             -       19,500        -
                                                 -------       --------  -------    ------
NETCASH USED IN OPERATING ACTIVITIES . . . . .. (83,776)       (66,654)   (19,986) (23,231)

CASH FLOW FROM INVESTING ACTIVITIES
      Fixed Asset                                 (592)              -          -         -
      Deferred Public Offering . . . . . . . . .      -            -                      -
                                                   --------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0            0            0         0

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .      77,660        6,925      20,495    23,735
     Advances from Officer                        (3,351)        (800)     (1,851)        -
     Repayment of Debt                                           (949)                    -
     Sales of Common Stock                        10,000       60,000           -        -
                                                 --------     --------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .  84,309       65,176      20,495    23,735

     Increase (Decrease) in cash . . . . . .         (58)      (1,478)     (1,342)      503
CASH AT BEGINNING OF PERIOD. . . . . . . . . .       147        2,129       1,431       145
                                               -----------   ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .     $    89       $  652          89       652
                                               ===========  ========== ===========  =========
















SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.

                            InterCare DX, Inc.
                     Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2005 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

The interim financial statements of InterCare DX, Inc., for the nine months end September 30, 2006 and 2005 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2006 and December 31, 2005 and the results of operations and cash flows for the nine Months ended September 30, 2006 and 2005 respectfully.

Note 1.  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

InterCare DX, Inc., is an innovative software products development and services company, specializing in developing healthcare management and information systems solutions. The company markets and resells the InterCare Clinical Explorer (ICE(tm), which is designed to integrate every aspect of the healthcare enterprise as well as the InterCare Vascular Diagnostic Centers device, which is a non-invasive cardiovascular diagnostic center.

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

3. Inventory

Inventories consists of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of valuation. The company had entered into commercialization agreement of the Vasocor Device with Meridian Health Systems, P.C. There are about 150 of these device already manufactured and in controlled Storage at Jupiter Florida. Since some of these devices have to be tested before being sold, and since we have just only recently established a sales price for these items, we will be re-evaluating how many of these devices are in good shape, having been in storage since 2003. Upon completion of this assessment, then we can determine the cost of the device to the company based on the commercialization agreement with Meridian Health Systems, Inc. Preliminary estimate of the inventory cost is about $5,000,000.

4. Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any resultant gain or loss is included in the results of operation.

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept 20, 2006 and 2005:

                                                  2006            2005
                                                 =====           =====

Computer Hardware &Software                      $68,770      $68,770
Equipment                                            592            -
Less:  Accumulated  Depreciation                  68,829       68,770
                                                 -------       -------
                                                 $   533      $     0
                                                 ========      =======
5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended September 30, 2006 and 2005.

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

10. Income Taxes

Income taxes are provided in accordance with Statement of Financial accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment

11. Basic and Diluted Net  Loss  Per  Common  Share.

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

On February 22, 2006, the Company entered into an Exclusive Master Value Added Reseller agreement with Meridian Health Systems, P.C. ( a private Company, under common control) to commercialize the Vasocor Vascular
Diagnostic Center equipment. Revenue from this agreement has been reflected in the income statement.

15. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of September 30, 2006, an implementation plan for the ICE(tm) in one of the Hospital Facilities in Jedda, Saudi Arabia has started.

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

Our  Products  and  Services

InteCare Vascular Diagnostic Centers (IVDC)

IVDC is a freestanding diagnostic device, that employs a revolutionary non-invasive inexpensive, easy to use procedure that has been clinically proven to detect coronary artery disease (CAD) earlier and more accurately than existing Techniques. The IVDC Device has FDA pre-market approval, validated clinical trial data, Medicare/Medicaid and Indemnity insurance re-imbursement eligibility. In addition to coronary arterial disease, the device can also be used in the non-invasive diagnosis of peripheral vascular disease and estimating endothelial function

The IVDC technology will be most helpful in identifying subjects at risk. With this identification treatment will start early and outcomes will improve. Finally, this testing will target subjects who will benefit from more expensive and perhaps invasive testing.

Regulatory Approvals

The IVDC device has received 510(k) pre-marketing approval by USFDA, in addition to a UL approval.

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships with CGI Communications Services, Inc., our parent company Meridian Holdings, Inc., Meganet Corporation, Sager Midern Computers., Acer America Corporation, ViewSonic Corporation, Microsoft Corporation, Tech Data Corporation, QRS Diagnostics, Inc., and Novantus Corporation And Microsoft Corporation,will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

Furthermore, our recent involvement with the VVDC technology makes us an FDA regulated entity. The release of future IVDC products will require FDA approval. We will be seeking for European Union approval or the CE mark, in order to market our product in European Countries.

There is no guarantee that such approval will be obtained in a timely manner or at all. Any delay in obtaining such approval will impact our revenue.

EMPLOYEES

We  presently  have five full time employees and seven  independent contractors.

                       DESCRIPTION  OF  PROPERTY

We are presently occupying 1/3 of an office space leased by Meridian, an Affiliated company at 6201 Bristol Parkway, Culver City California.
The agreed cost attributable to us for the use of the facility is based on 1/3 of the total amount of cost to Meridian for operating the suites.

LEGAL  PROCEEDINGS

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

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

MARKET  FOR  COMMON  STOCK

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.024 and a low bid of $0.022 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (1,599,742) as at September 30, 2006 compared to networking capital of $ (1,589,810) as at December 31, 2005.

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

REVENUES

The company generated $60,125 revenue from the IVDC sales during the quarter ended September 30, 2006, as compared to $12,060 during comparable period in 2005. There were no software license revenue generated during comparable periods in 2005 and 2006 respectively. For nine months ended September 30, 2006, the Company generated $66,375 revenue, as compared to $12,060 during the comparable period in 2006.

COST  OF  REVENUES

The cost of revenue for three and nine months ended September 30, 2006 is $20,000. There was no cost of revenue for comparable period in 2005.

SALES  AND  MARKETING

The company has retained a Marketing consultant to assist in developing global awareness of our products and services. There can be no assurance that these marketing efforts will result is any significant sales of our product and services in the near term.

PRODUCT  DEVELOPMENT.

The Company will continue to update and enhance both the IVDC device as well as ICE(tm)Software products with the result that there will be an anticipated increase in product research and development expenses during the next coming year. There can be no assurance that any new development or update to the IVDC devices will be approved for marketing by USFDA in a timely manner.

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended Sept 2006 was $22,321 as against $24,189 for the comparable period in Sept 2005. Of the $22,321 expense incurred for the three months ended Sept 2006, 16,799 was for management share of cost, and the rest was for general corporate purposes. For the nine months ended Sept 30, 2006, general administrative expense was $81,946 as compared to $67,530 for the comparable period in 2005. The increase in General and administrative expense was as a result of hiring of consultants and associated sales and marketing cost for the new IVDC device being commercialized by the company.

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

NET  LOSS

The Company had a net income of $13,615 for three months ended September 30, 2006, compared to a net loss of $12,171 in the comparable period in 2005.
For the nine months ended September 30, 2006 the Company sustained a net loss of $39,854 as compared to net loss of $ 55,594 for the comparable period in 2005. The decrease in net loss was the result of our current cost cutting measures as well as increase in revenue from the sale of the IVDC device. Any such delay could impact our revenue as well as operating results.

The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the IVDC device as well as sales of ICE(tm) software licenses, implementation and training.

PLAN  OF  OPERATIONS

The company has initiated a full commercialization plan for the sales and marketing of the VVDC device in the US Market. In addition, the company is seeking for an alliance with medical device distributors, world-wide to facilitate the sales and distribution of the IVDC device. Most recently, we have engaged the services of independent sales representatives who have been actively involved in the sales and marketing of the IVDC device.
We have entered into several product teaming agreements with various vendors and complementary technology companies.

There is no guarantee that such an effort will yield any dividend in the Immediate or near future.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2006. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of September 30, 2006, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

PART  II     -  OTHER  INFORMATION

Item 1 legal Proceedings

From time to time, we may be engaged in litigation in the ordinary course of our business or in respect of which we are insured or the cumulative effect of which litigation our management does not believe may reasonably be expected to be materially adverse. With respect to existing claims or litigation, our management does not believe that they will have a material adverse effect on our consolidated financial condition, results of operations, or future cash flows.

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

InterCare DX,  Inc.

Date:  November 20, 2006            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO