Form 10KSB
period 2006-12-31
INTERCARE DX INC
filed 2007-04-18
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB

(  X  )   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR 15 (d) OF THE SECURITIES
                                    EXCHANGE  ACT  OF  1934

          For  the  Fiscal  Year  Period  Ended       December  31,  2006

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


As of December 31, 2006, InterCare DX, Inc., Registrant had 19,903,902 shares of its no par value common stock outstanding with a total market value of $1,194,234



























                                       Page 1 of 26 sequentially numbered pages
                                                                     Form 10-KSB
              Annual Report For The Fiscal Year Ended December 31, 2006


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

OUR  BUSINESS  STRATEGY

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the twelve months ended December 31, 2006.

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

<BTB>
                                    High                  Low

                                    High                  Low
Calendar 2006
Quarter ended March 31              0.06                  0.04
Quarter ended June  30              0.02                  0.02
Quarter ended September 30          0.02                  0.02
Year ended December 31, 2005        0.06                  0.05

Calendar 2005
Quarter ended March 31              0.07                  0.05
Quarter ended June  30              0.07                  0.05
Quarter ended September 30          0.06                  0.05
Year ended December 31, 2005        0.06                  0.04

At December 31, 2006, the company had approximately 455 shareholders of record for its common stock. Our preferred shares have never been offered to the public, therefore have never been publicly traded.

DESCRIPTION  OF  SECURITIES

PREFERRED  STOCK

We  authorized  20,000,000  shares  of  preferred  stock,  with  no  par  value.
No  shares  of  preferred  stock  have  been  issued.

COMMON  STOCK

We are authorized to issue up to 100,000,000 shares of common stock, no par value, of which 19,903,902 shares were issued and outstanding as of December 31, 2006. All outstanding shares of our common stock are fully paid
and  nonassessable   and  the  shares  of  our  common  stock  offered  by  this
prospectus   will  be,   upon   issuance,  fully  paid  and  nonassessable.  The
following  is  a  summary  of    the  material  rights  and  privileges  of  our
common  stock.

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

<BTB>

Date      Title        Amount of      Persons      Cash or Non cash consideration
                      Securities
                         Sold
03/10/06  Common Stock 1,000,000  Anthony C. Dike  incentive stock option exercise valued  at $0.002 per share (2)
03/10/06 Common Stock    250,000  John Hoffman     Stock Issued for Services at
                                                   0.04 cents per share (2)
03/10/06 Common Stock    250,000  Jeff Raines      Stock issued for services at
                                                   0.04 cents per share.
06/10/2006 Common Stock   500,000 Steve Nnachetam  purchased at 0.02 Per share.

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

REVENUES.

The company generated $112,050 in revenues from operations as of December 31, 2006 and $12,010 revenue for comparable period in 2005. The increase in revenue for the period ended in December 31, 2006 is primarily attributable to sales of the company's VVDC device.

The Company anticipate increase in revenue from the sale of Vasocor Vascular Diagnostics Devices (VVDC), software licenses, implementation and maintenance services continuing in fiscal year of 2007, of which negotiations are in progress with potential customers who are interested in purchasing the Company's products and services.

COST  OF  REVENUES.

There cost of revenue incurred during 2006 totaled $45,000 compared to zero in 2005.

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

GENERAL  AND  ADMINISTRATIVE.

General and administrative expenses decreased by 26% for the year ending December 31, 2006 to $125,727 compared to $170,374 in 2005. The decrease in expense during the period ended 2006, was due to business restructuring and lay-off of some personnel.

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

NET  LOSS

The Company had a net loss of $59,624 for the year ended December 31, 2006 as compared to net loss of $1,661,757 for the year ended December 31, 2005. The decrease in net loss is due to bad debt expense in the amount of $1,385,850 and write-off of inventory and public offering costs against operations in the amount of $117,543 during the period ended December 31, 2005. The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the VVDC device as well as sales of ICE(tm) software licenses, implementation and training.

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

PLAN  OF  OPERATIONS

The Company will embark on an advertisement campaign over the next several months in major newspapers and consumer and healthcare journals of all its new products and services. There is no assurance that such advertisement campaign will yield any dividend.

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

Recent Events

On January 19, 2007, the registrant entered into a software licensing agreement with Microsoft Corporation for the Microsoft ConferenceXP Software Technology, which will be integrated with the registrants' ICE(tm) Enterprise Clinical Documentation, Telemedicine and Tele-health software for commercialization.
The significant part of this agreement calls for payment of royalties to Microsoft Corporation in the amount of 10% of net proceeds from the sale of the combined software application by the registrant.

On February 26, 2007 the company engaged Bayou Road Investments (a Deleware Corporation), to provide management and interim CFO services.

On March 10, 2007 the following individuals were re-elected to serve as directors Of The company until the next annual meeting: Jude Uwaezole, Donald Stanford and Wesley Bradford. Anthony C. Dike, was re-elected for another three year term. Additionally, shareholders ratified the appointment of Pollard-Kelley, as the Independent auditor for the fiscal year ending December 31, 2006 and re-approved

The Company 's 2001 Joint Incentive and Non-Qualified Stock Option Plan for Fiscal Year 2006.

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


PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Board  of  Directors

The business of the Company is managed under the direction of the Board. The Board presently consists of four directors, three of which are outside members and one is an officer of the Company. The Board members will serve until their successors are elected at the 2008 Annual Meeting, unless they earlier resign or are removed as provided in the Bylaws.

The  terms  of  the  Board  of  Directors  is  staggered  over  a   three  year
period.

Executive  Officers

Our officers are elected by the Board of Directors and hold office at the will of the Board.

As of December 31, 2006, directors, control persons, and executive Officers of the Company were as follows:

<BTB>

Name                               Age     Title

Anthony  C.  Dike,  MD               52    Chairman,  Director
                                           Chief  Executive  Officer,  Secretary
                                           Treasurer
Jude  Uwaezuoke                      62    Director

Donald Stanford                      56    Director

Wesley  Bradford                     67    Director

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

He  is  the  founder  of  CGI  Communications  Services,  Inc.  He  also is  the founder of the registrant formerly known as InterCare Diagnostics, Inc., a United States Food and Drug Administration (USFDA) registered Bio-Medical Software Manufacturing Company, with over 5 Multimedia healthcare related software programs in the market. He also pioneered the design and development of the Mirage Systems Biofeedback Software Program, the first United States Food and Drug Administration approved software only for Biofeedback and Relaxation Training. He is also the founder of Capnet IPA, and Meridian Health Systems, Inc. Anthony C. Dike, MD, was a member
of   the   peer-review   standing   panel  for  United  States   Department  of
Education National Institute for Disability and Rehabilitation Research. He has served as a consultant to United Nations Development Project-Sustainable Human Development Program. He most recently pioneered the design and development of "InterCare Clinical Explorer (ICE)", a scalable software application specifically designed to effect cost-effective integration of all aspects of the healthcare enterprise through documentation, information tracking and error reduction that supports patient safety and greater efficiency among healthcare providers.

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

It  is  composed  of  Messrs.  Uwaezuoke,  Bradford,  and  Stanford

EXECUTIVE  COMMITTEE:

         The Executive Committee may exercise the power of the Board of Directors in the management of the business and affairs of the Corporation at any time when the Board of Directors is not in session. The Executive Committee shall, however, be subject to the specific direction of the Board of Directors and all actions must be by unanimous vote. It is composed of Messrs. Dike, Jude Uwaezuoke and Bradford.

Meetings  of  the  Board  of  Directors

During the fiscal year ended December 31, 2006, the Company's Board of Directors acted five times by a unanimous written consent in lieu of a meeting. Each member of the Board participated in each action of the Board.

AUDIT  AND  ETHICS  COMMITTEE  REPORT

Management has the primary responsibility for the financial reporting process and the audited consolidated financial statements, including the systems of internal controls. The Corporation's independent auditors,
Pollard-Kelley CPA 's, is  responsible  for  expressing  an  opinion   on  the
quality and conformity of consolidated financial statements with accounting principles generally accepted in the United States. In our capacity as members of the audit and Ethics Committee and on behalf of the Board of Directors, we oversee the Corporation's financial reporting process and monitor compliance with its Code of Ethics and Business Conduct. The Audit Committee has not adopted a written charter, which has been approved by the Board of Directors

The members of the Audit and Ethics Committee are independent as defined by the listing standards of the National Association of Securities Dealers(NASD)

In  connection  with  our  oversight  responsibilities,  we  have:

     - discussed with the internal and independent auditors the overall scope and plans for their audits;
     - reviewed and discussed the audited consolidated financial statements included in InterCare DX, Inc.,2006 Annual Report with management and the independent auditors;
     - discussed with the independent auditors the matters (including the quality of the financial statements and clarity of disclosures) required to be discussed under the American Institute of Certified Public Accountants' Statement on Auditing Standards No. 61, Communications with Audit Committees, which generally requires that certain matters related to the performance of an audit be communicated to the audit committee;
     - received from the independent auditors and reviewed the written disclosures and the letter required from the independent auditors required by the Independence Standards Board, and have discussed with them their independence from management and the Corporation;
     - considered the nature of the non-audit services performed by the independent auditors and the compatibility of those services with their independence; and
     - met with the internal and independent auditors, with and without management present, to discuss the results of their examinations, their evaluations of the Corporation's internal controls, and the overall quality of the Corporation's financial reporting.

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

                               Annual Compensation

<BTB>
Name             Year     Salary         Bonus      Stock Option   All Other Compensation
                                                                    (Common Stock)

Anthony C. Dike (1) 2006     $0               0         100,000          0

1. As of December 31, 2006, Anthony C. Dike has not received any salary from the registrant, and has deferred such payment until the registrant can afford to pay after meeting all other obligations.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2006 to the extent known to the Company, certain information regarding the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

The following tables set forth information regarding the beneficial owners of our common stock, as of December 31, 2006, by the following individuals or groups:
     Each  of  our  executive  officers;
     Each  of  our  directors;
     Each person, or group of affiliated persons, whom we know beneficially owns more than 5% of our outstanding stock; and All of our directors and executive officers as a group.

Except as otherwise noted, and, to the best of our knowledge, the persons named in this table have sole voting and investing power with respect to all of the shares of common stock held by them. As of the table date we had 19,903,902 common shares outstanding.

<BTB>
Name  and  Address  of                       Amount  and  Nature  of
Beneficial  Owner               Title    Beneficial  Ownership   Status Percent  of  Class
---------------------------  --------   --------------------  -------- -----------------

Anthony  C.  Dike  (1)          Chairman     15,050,100       Active         70%
6201 Bristol Parkway            CEO
Culver City,  CA  90230         Director

Donald Stanford                 Director        100,000       Active          0.5%
6201 Bristol Parkway
Culver City,  CA  90230

Jude  Uwaezuoke                 Director        300,000       Active          1.4%
6201 Bristol Parkway
Culver City,  CA  90230

Karunyan Arulanantham           Director        100,000       Inactive        0.5%
6201 Bristol Parkway                                          as of 06-2006
Culver City,  CA  90230

Wesley  Bradford                Director        300,000        Active         1.4%%
6201 Bristol Parkway
Culver City,  CA  90230

Named  Officers  and                         15,850,100                       74%
Directors  As  a  Group  (1)

Other Public Shareholders                     5,811,302                       26%

Total number of shares outstanding           19,903,902                      100%

(1) Officer or Directors: 15,850,100 shares of Common Stock listed above includes 7,000,000 shares already issued and 3,550,000 shares of Common Stock options granted to Anthony C. Dike. Also, Anthony C. Dike, is the sole director and an indirect beneficial owner of 3,600,200 shares of common stock held by Meridian Medical Group, P.C., and 900,100 shares of Common stock held by MMG Investments, Inc., 300,000 shares of Common Stock option granted to Jude Uwaezuoke, 300,000 shares of Common Stock Option granted to Wesley Bradford; 100,000 shares of Common Stock of option granted to Donald Stanford, and 100,000 Shares of Common Stock option granted to Karunyan Arulananthan as of December 31, 2006, disclosed as if they were issued.

OPTIONS/SAR  GRANTS  IN  LAST  FISCAL  YEAR

<BTB>
Name                           Year               Stock Option

Anthony C. Dike                 2006               100,000
Wesley G. Bradford              2006               100,000
Karunyan Arulanantham           2006               100,000
Jude Uwaezoke                   2006               100,000
Donald Stanford                 2006               100,000

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  PARTY  TRANSACTIONS

03/10/06  Common Stock 1,000,000
On March 10, 2006, Anthony C. Dike our chairman and CEO exercised his option to acquire 1,000,000 of our common stock at 0.002 per share.

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

InterCare  DX,  Inc.






Date:  April 17,  2007               Signature  By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                                     Chairman  and  CEO

Pollard-Kelley Auditing Services, Inc.
4500 Rockside Suite 450
Independence OH 44131
330-836-2558
Report of Independent Registered Public Accounting Firm
-------------------------------------------------------
Board of Directors
InterCare DX, Inc.

We have audited the accompanying balance sheets of InterCare DX, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related statements of income, changes in stockholders' equity, and cash flows for the two year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2006 and 2005 and the results of its operations and it cash flows for two year period ended December 31, 2006, in conformity with U.S. generally accepted accounting standards.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred accumulated losses since inception and is dependent upon obtaining adequate financing to sustain operations. These factors raise substantial doubt the Company will be able to continue as a going concern. Management 's plans in regard to these matters are also discussed in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 15, 2007

         InterCare DX, Inc.

                        Balance Sheet At December 31st

<BTB>

                                                                    2006             2005
                                                                  =========         ========

ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . . . . . . .       $     4,378      $     147
    Accounts Receivable.(Note 2) . . . . . . . . . . . .             4,210          9,588
    Inventory. . . . . . . . . . . . . . . . . . . . . .            50,137      1,385,080
                                                                 ---------        ---------
Total Current Assets . . . . . . . . . . . . . . . . . .            58,725      1,394,815

    Property, Plant, and Equipment
     Net of accumulated Depreciation          . . . . . . . . . ..     417              -

    Other Assets
     Deferred Public Offering Cost           . . .. . . . . . .   .                     -
                                                                 ---------          -------
Total Assets . . . . . . . . . . . . . . . . . . . . . .      $    59,142      $  1,394,815
                                                                 =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts Payable           . . . . . . . . . . . . .      $     80,914           49,009
     Deferred Revenue (Note 7)                                       50,137        1,524,036
    Advances from Officer                                            7,549           26,500
                                                                        -                -
                                                                 ---------         --------
Total Current Liabilities. . . . . . . . . . . . . . . .           138,600      $ 1,599,545

Long term liabilities   . . . . . . . . . . . . . . . .                 -            76,677
                                                                 ---------        ----------
Total Liabilities. . . . . . . . . . . . . . . . . . . .           138,600        1,676,222



Stockholders' equity

  Common stock (100,000,000 shares authorized,
  no par value, 19,903,903 and 17,903,902 shares issued and
  outstanding as at December 31, 2006 and 2005 respectively.     1,021,203          969,203
Accumulated Deficit. . . . . . . . . . . . . . . . . . .       (1,120,908)       (1,250,610)
                                                                  --------          --------
Total Equity                                                      (79,458)         (281,407)

                                                                  --------         ----------
Total Liabilities & Equity  . . . . . . . . . . . . . .         $   59,142      $ 1,394,815
                                                                 =========         ==========














See Accountants Report and Notes to Financial Statements

                   InterCare DX, Inc.

                             Statement of Operations
                       For the: Year Ended December. 31,

<BTB>
                                        2006            2005
                                       ======           =====

Revenues  . . . . . . . .           $ 1,636,086       $ 12,010
                                      ---------       -------
Cost of Revenues                      1,379,943             0
                                     ---------       ---------
Gross Margin                            256,143         12,010

Operating Expense.
   General and Administrative           126,674        170,374
   Write off of Inventory and
   Public offering cost.                    -          118,313
                                      ---------       --------
Total Expense                           126,674        288,687

   Net Income          . .             $129,702      $(276,677)
                                     =========         =========

Net income(loss) per share
Weighted average number of
Common shares  outstanding           19,512,121
Net income per share                $   0.01

See Accountants Report and Notes to Financial Statements

                                 InterCare DX, Inc
                    Statement of Changes in Stockholders' Equity
                  For the Year Ended  December 31, 2006 and 2005

<BTB>

                                           Common Stock          Common Stock   Accumulated
Transaction and  Date                         Shares               Amount         deficit
                                         =============           ==========     ===========

Balance at December 31, 2004              15,713,903             $772,203       ($973,933)

Shares issued for cash at $0.25 per share    440,000             110,000                -
Shares issued in lieu of compensation;
at $0.12 per share                           650,000              78,000                -
Shares issued for services; valued at
$0.07 per share                              100,000               7,000
Shares issued from option exercise
of officer, valued at $.002 per share      1,000,000               2,000                -

Net(Loss) for period  (Restated)                   -                  -          (276,677)
                                           ----------            ---------     ----------
Balance at December 31, 2005             17,903,903            $ 969,203     $(1,250,610)


Shares issued from option exercise
of officer, valued at $.002 per share      1,000,000                2,000              -

Shares issued for services; valued at
$0.04 per share                              500,000               20,000              -

Shares issued for cash at $0.02 per share    500,000               10,000              -

Net (Loss) for period                               -                  -          129,702
                                          -----------         -----------     -----------
Balance at December 31, 2006             19,903,902           $1,021,203    $(1,120,908)
                                    ===========              ===========      ============

See Accountants Report and Notes to Financial Statements

                                 InterCare DX, Inc
                             Statement of Cashflows
                         For the Year Ended  December 31, 2006 and 200

                                   For the Twelve Months  ended,
                                                 December 31

<BTB>
                                               2006              2005
                                               ====              ====

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ 129,702       $ (276,677)
      Adjustments to reconcile net
      loss to net cash
      Provided by operating activities:
      Stock issued for services                         -         85,000
      Stock issued for licensing                        -         -

Changes to operating assets and liabilities
Increase(Decrease) in
      Accounts receivables . . . . . . . . .  .     5,378
      Other Assets  . . . . . . . . . . . . .  . .   -           117,543
      Inventory. . . . . . . . . . . . . . . . .1,334,943     (1,385,080)
      Advances to officer                            -              (950)
      Accounts Payable . . . . . . . . . . . . .   31,905         23,989
      Deferred Revenue . . . . . . . . . . . . (1,412,069)     1,324,312
                                                --------        --------
NET CASH USED IN OPERATING ACTIVITIES . . . . .     89,859       (111,863)

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from sale of Common Stock. . . . . .10,000         110,000
     Repayments on long term liabilities         (76,677)           (120)
     Advances (Reimbursement) by Officer         (18,951)          -
                                                 --------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . (85,628)        109,880
                                                 --------     ----------
     Increase (Decrease) in cash . . . . . .  .   .4,231          (1,983)
CASH AT BEGINNING OF PERIOD. . . . . . . . . .      .147           2,130
                                               -----------     ---------
CASH AT END OF PERIOD. . . . . . . . . . . .   $   4,378      $      147
                                               ===========     ==========

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

1. Reclassification

Certain reclassifications have been made to all periods presented in the financial statements to conform with current year presentation.

Including the reclassification of $1.5 million from current liability to deferred revenue and the reclassification of bad debt expense to inventory, for costs previously determined to be uncollectible. As a result the company has restated net income for 2005 and retained earnings. The effect of the restatement is to increase net income for 2005 by $1.4 million or .07 per share and increase retained earnings for the same amount.

<BTB>
                                               2005              2005
                                                           (restated)
                                               ====              ====
ASSETS

Current assets
    Cash . . . . . . . . . . . . . . . . . . .    $       147      $      147
    Accounts Receivable.(Note 2) . . . . . . . . . . .  9,588           9,588
    Inventory. . . . . . . . . . . . . . . . . .            0        1,385,080
                                                  ---------        ---------
Total Current Assets . . . . . . . . . . . . . .       9,735         1,394,815

    Property, Plant, and Equipment
     Net of accumulated Depreciation          . . .     -              -

    Other Assets
     Deferred Public Offering Cost                       -
                                                     ---------          -------
Total Assets . . . . . . . . . . . . . . . . .   $      9,735       $1,394,815
                                                    =========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts Payable           . . . . .  .      $  1,573,045           49,009
     Deferred Revenue (Note 7)                              -         1,524,036
    Advances from Officer                               26,500           26,500
                                                              -                -
                                                       ---------         --------
Total Current Liabilities. . . . . . . . .  .      $  1,599,545      $ 1,599,545

Long term liabilities   . . . . . . . . . .         $    76,677           76,677
                                                     ---------        ----------
Total Liabilities. . . . . . . . . . . . . .  .     $  1,676,222      $ 1,676,222
                                                      =========        ==========

Consequently, The Company, recorded revenue during 2006 since the company has completed the software development to customer specifications and has delivered the completed software package to Meridian Holdings.
(Please see note 8 below)


2. Use of Estimates

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

3. Account Receivable

The Company recognizes accounts receivable to the extent that revenues have been earned, and collections are reasonably assured.

As a result of Meridian Holdings, Inc., written notice to the registrant in 2001 to discontinue the sale of the MedMaster Software (originally owned by Sirius Computerized Technology of Israel) purchased from an Israeli Bankruptcy Court in July, 2000 following an Atlanta Georgia
Court decision to award the Asset of Sirius commonly known as MedMaster, including all its components and subsystems to Lockheed Martin/ExcelCare, in partial satisfaction of their civil judgement against Sirius etal. in April of 2001.

Following the above development in 2001 the company entered into a software development agreement with Meridian Holdings, Inc., an affiliated company to develop a replacement software for MedMaster(tm) Software which was withdrawn from the market. Meridian advanced the company approximately
$1,500,000 to develop a replacement software for the customers who purchased the MedMaster Software.

The company recognized deferred revenue upon receipt of the advance and subsequently, recorded revenue during 2006 since the company has completed the software development to customer specifications and has delivered the completed software package to Meridian Holdings. As such, the company recognized the the deferred revenue as income during fiscal year 2006.

4. Inventory

Inventories consist of purchased computer and software products, stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method of valuation.

The company classified as inventory the ICE software licenses developed for Meridian Holdings, for delivery to the customers as inventory during the period ended December 31, 2005, in the amount of $1,385,080. These software licenses were delivered to Meridian Holdings,Inc at December 31, 2006 after having met all the conditions for acceptance of the developed software. (please see note 2 above)


5. Property and Equipment

Property and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments are capitalized. When items of property are sold or retired, the related cost and accumulated depreciation is removed from the accounts and any resultant gain or loss is included in the results of operation. Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets,
normally five  to seven   years. Property and equipment consists of the
following as of December 31, 2006 and 2005:

<BTB>
                                                  2006           2005
                                                 =====           =====

Computer Hardware &Software                      $68,681      $ 68,264
Less:  Accumulated Depreciation                   68,264        68,264
                                                 -------       -------
                                                  $  417        $    0
                                                 ========      =======

6. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the year ended December 31, 2006 and 2005.

7. Stock-based Compensation

Non Employee Stock-based compensation plans are recorded at fair value measurement criteria as described in SFAS 123, "Accounting for Stock-Based Compensation "and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"

Employee Stock-based compensation plans are accounted for, using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock issued to Employees". Under this method, compensation cost is recognized based on the excess of the fair value at the grant dates for awards under those plans, as determined by the Company's officers and directors.

8. Recognition of Revenues.

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

As a result of Meridian Holdings, Inc., written notice to the registrant in 2001 to discontinue the sale of the MedMaster Software (originally owned by Sirius Computerized Technology of Israel) purchased from an Israeli Bankruptcy Court in July, 2000 following an Atlanta Georgia
Court decision to award the Asset of Sirius commonly known as "MedMaster ", including all its components and subsystems to Lockheed Martin/ExcelCare, in partial satisfaction of their civil judgement against Sirius etal. in April of 2001.

Following the above development in 2001 the company entered into a software development agreement with Meridian Holdings, Inc., an affiliated company to develop a replacement software for MedMaster(tm) Software which withdrawn from the market. Meridian advanced the company approximately
$1,500,000 to develop a replacement software for the customers who purchased the MedMaster Software.

The company recognized deferred revenue upon receipt of the advance and subsequently, recorded revenue during 2006 since the company has completed the software development to customer specifications and has delivered the completed software package to Meridian Holdings. As such, the company recognized the deferred revenue as income during fiscal year 2006.

9. Software Development Cost

Software development costs are charged to current operations

10. Fair  Value  of Financial Instruments  and  Concentration  of  Credit  Risk.

The carrying amounts of cash, receivables, prepaid banner advertisements fees by Meridian Holdings, Inc. (an affiliated Company), accounts payables and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.

11. Deferred Costs Related to Proposed Public Offering

Deferred costs recorded in prior years for a proposed public offering were written off in 2005 due to the abandonment of such proposal, in the amount of $65,331. These costs were charged to operations.

12. Income Taxes

The Company utilizes the liability method of accounting for income taxes, as set forth in Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded against deferred tax assets when it is considered more likely than not that the deferred tax assets will not be utilized. The current years tax liability was offset by the Company's NOL carry forward which had been fully reserved.
Tax liability         $39,060
NOL carry forward benefit      (39,060)
Total tax provision recognized this period    $0


13. Basic and Diluted Net  Loss  Per  Common  Share.

In accordance with SFAS No. 128, "Computation of Earnings Per Share,"basic Earnings/(loss) per share is computed by dividing the net earnings available to Common stockholders for the period by the weighted average number of common shares outstanding during the period.

14. Stockholders' Equity

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

The Company has 20,000,000 shares of Preferred Stock authorized. The Board of Directors has the authority to set the terms of each Preferred share issued. There were no shares outstanding at December 31, 2006, and 2005 respectively.

15.  Recent Accounting Pronouncements

The Company has received current accounting pronouncements and has determined that the adoption of any current accounting pronouncements would not have a material impact on the Company's financial condition or the results of operations.

16. RELATED  PARTY  TRANSACTIONS
On March 10, 2006, Anthony C. Dike, the Chairman/CEO of the Company exercised his option to purchase 1,000,000 of InterCare DX, Inc., common stock at $0.002 per share.

Expenses related to the Company are routinely paid by Meridian Holdings, Inc., (an affiliated Company) under a management services agreement. As such amounts are recorded as payable to Meridian, as incurred.


17. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of December 31, 2006, no operations have commenced related to this joint venture.

18. Going Concern

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

19. Subsequent Events

On February 22, 2007, the Company entered into a management agreement with Bayou Road Investments.(a private company) to provide interim CFO services and financial management.