Form 10QSB
period 2007-03-31
INTERCARE DX INC
filed 2007-05-21
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                              FORM  10-QSB
 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          March  31,  2007

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


























                                        Page 1 of 13 sequentially numbered pages
                                                                     Form 10-QSB
                                                              First Quarter 2007

                                 InterCare DX,  Inc.


                                      INDEX


                                                                         PAGE
                                                                         ----




PART  I.  FINANCIAL  INFORMATION



      Item 1   Financial Statements

          Balance  Sheets  -  March  31,  2007                             2

          Statements  of  Operations  for  the  Three  Months
          Ended  March  31,  2007                                          3

          Statement  of  Cash  Flows  for  the  Three  Months
          Ended  March  31,  2007                                          4

          Notes  to  Financial  Statements                               5-7

          Company  Overview                                                8



     Item 2   Management's Discussion and Analysis  of  Financial  Condition
          and  Results  of  Operations                                    16



     Item 3    Controls and Disclosure                                    18



PART  II   OTHER  INFORMATION



     Item 1    Legal proceedings                                          19
          Additional  Information                                         19

          Signature                                                       19

                             InterCare DX,  Inc
                                   (UNAUDITED)



                                        As of March 31     As of December 31

<BTB>
                                                       2007                2006
                                                      ======             ======

ASSETS

Current assets
    Cash                                             $        -        $   4,378
    Accounts Receivable (Note 1 )                         9,050            4,210
    Other Current Assets                                 29,890           50,137
                                                     ------------      ----------
Total Current Assets.. . . . . . . . . . . . . . . . $   38,940        $  58,725
                                                      ----------       ----------
Plant Property & Equipment                                  392              417
                                                      ---------        ---------
           Total  Assets                                 39,332           59,142
                                                      ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . . . . . .  $   125,441          80,914
    Deferred Revenue                                      29,890          50,137
    Advances from Officer                                 25,550           7,549
                                                        -----------      ---------
           Total Current Liabilities  . . . . . . .      180,881         138,600

Long term liabilities          . . . . . .. . . . .           -                -
                                                       -----------      ----------
           Total Liabilities  . . . . . . . . . . .      180,881         138,600
                                                       -----------     -----------
Liabilities and Stockholders' Equity

Stockholders'  Equity

  Common stock (100,000,000 shares authorized
  no par value ; 19,903,903  shares issued and
  outstanding as at December 31, 2006 and
  19,403,902  as at March  31, 2007(Note 2) . .   . .  1,021,203       1,021,203
  Accumulated Deficit                                 (1,162,752)     (1,120,908)
                                                        ----------     ------------
           Total Stockholders' Equity . . . . .  . .    (141,549)        (79,458)
                                                      ------------     ------------
Total Liabilities & Equity. . . . . . . . . . . .    $    39,332          59,142
                                                       ============    ============

























SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            InterCare DX,  Inc.
                       Income Statement - Unaudited

                             STATEMENT OF OPERATIONS

            For  the  Three Months ended  March 31,

<BTB>
                                         2007            2006
                                       ======            =====

Revenues  . . . . . . . .             $  124,400      $  1,250
Less: Cost of Revenues .                  20,247             -
                                       ---------      ---------
          Gross Margin .                 104,153         1,250

Operating Expense. . . .                 145,997        20,680
                                       ----------        --------
          Net Income . .               $ (41,844)    $ (58,032)
                                        =========       ========
Net Income(loss) per share:

Weighted average number of shares     19,403,902       19,403,902

Net Loss Per Common Share
(Basic and fully diluted)              $ (0.00)           $ (0.00)


















































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             InterCare DX,  Inc
..

                             STATEMENT OF CASH FLOW

                                    UNAUDITED

                        For the Three Months  ended March 31,

<BTB>
                                                            2007         2006
                                                            ====         ====

CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . . . . . . . .    $ (41,844)      $ (58,032)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
.......Depreciation                                             25               -
      Stock issued for services                                 -          30,000
     (Increase) Decrease in
      Accounts receivables . . . . . . . . . . . . .       (4,840)              -
      Inventories. . . . . . . . . . . . . . . . . .            -               -
      Other adjustments to income                               -               -
Increase(Decrease) in
      Accounts payables. . . . . . . . . . . . . . .        44,527               -
      Other Liabilities                                    (20,247)              -
                                                          --------        --------
NETCASH USED IN OPERATING ACTIVITIES . . . . . . . .       (22,379)            234

CASH FLOW FROM INVESTING ACTIVITIES

     Liquidation of Deferred Offering cost                        -              -
                                                           --------         -------
NETCASH USED FOR INVESTING ACTIVITIES                             -              -

CASH FLOW FROM FINANCING ACTIVITIES
     Proceeds from Borrowings                                 18,001            -
     Proceeds from the Sale of Common Stock                        -            -
     Distribution to shareholders                                  -            -
     (Decrease) increase in Deposits                               -            -
                                                            --------       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . . .          18,001            -
                                                          ----------      ---------
     Increase (Decrease) in cash . . . . . . . . . .          (4,378)          234
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .            4,378          147
                                                        -----------     ----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $           -        $   381
                                                        ===========     ==========




























SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.

                            InterCare DX, Inc.
                     Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2006 included in its Annual Report on Form 10-KSB. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2007.

The interim financial statements of InterCare DX, Inc., for the three months end March 31, 2007 and 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of March 31, 2007 and December 31, 2006 and the results of operations and cash flows for the three Months ended March 31, 2006 and 2007 respectfully.

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

Property and equipment consists of the following as  of

<BTB>
                                        March 31, 2007      December 31, 2006
                                                   =====           =====
Computer Hardware & Software                      $68,681      $68,681
Less:  Accumulated  Depreciation                   68,289       68,264
                                                 -------       -------
                                                  $   392       $  417
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended March 31, 2007.

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

14. Related Party Transactions

Expenses related to the Company are routinely paid by Meridian Holdings, Inc.,(an affiliated Company) under a management services agreement between Meridian And the Company. As such amounts are recorded as payable to Meridian, as incurred.

15. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of March 31, 2007, no operations have commenced related to this joint venture.

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

The  Company has initiated  commercialization of  the  InterCare  Vascular
Diagnostic  Center   technology.  It has as  established a  sales  force to
Market the device and ICE(tm) Software Technology. So far only a limited sales has occurred. Management continues to monitor these activities.


Subsequent Events

The company recently entered into a software licensing agreement with Microsoft Corporation for the Conference XP technology to be integrated with ICE software for the purposes of commercialization.

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

Our  Products  and  Services

InterCare Vascular Diagnostic Centers (IVDC)

This is the latest product being commercialized by InterCare, after an extensive patient, provider and health insurance plan acceptance test.

It is a freestanding diagnostic device, that employs a revolutionary non-invasive inexpensive, easy to use procedure that has been clinically proven to detect coronary artery disease (CAD) earlier and more accurately than existing Techniques. CAD. The IVDC Device has FDA pre-market approval, validated clinical trial data, Medicare/Medicaid and Indemnity insurance re-imbursement eligibility. In addition to coronary arterial disease, the device can also be used in the non-invasive diagnosis of peripheral vascular disease and estimating endothelial function

Current cardiovascular research has confirmed that heart attack, stroke, and most forms of peripheral vascular disease are caused by abnormalities in the arterial wall. InterCare Vascular Diagnostic Center is a new technology that has been developed that allows physicians to assess the status of the arterial wall. The test is rapid and painless and can be performed with no risk to the patient in a physician's office. In addition, the cost of the testing is competitive with other noninvasive cardiovascular tests. For the first time, physicians will know how their patient's arteries compare to healthy subjects of the same gender and age. Further, they will know how their patient's arteries compare to subjects with known peripheral and coronary arterial disease, which is the direct cause of over one million deaths annually, generating over $100 billion direct and $180 billion indirect treatment costs annually.

The IVDC technology will be most helpful in identifying subjects at risk. With this identification treatment will start early and outcomes will improve. Finally, this testing will target subjects who will benefit from more expensive and perhaps invasive testing.

Market and Value Proposition

Over 50% of the deaths attributed to CAD are of patients that exhibit no prior symptoms of heart disease. Further, existing procedures that accurately detect CAD are invasive and expensive, and therefore unlikely to be used in cases where symptoms are not present. The IVDC device enables primary care physicians to easily identify CAD in situations where it would otherwise go undetected. Currently, primary care physicians test for CAD using risk profile screens, which include family history, lifestyle, and physiologic measurements of height, weight, body fat, blood pressure, blood glucose levels, and blood lipid levels. In situations where these screens indicate a high propensity for CAD, patients undergo more sophisticated tests such as Resting Electrocardiograms (ECGs), Stress ECGs and Stress Echocardiograms. In focus group surveys, primary care physicians indicated that the most common follow-up test is the Stress ECG or Echocardiogram. These tests are only suggestive; to actually confirm CAD a patient must undergo a coronary angiography procedure that enables the physician to directly view arterial obstructions. This is an invasive test that is not performed by a primary care physician but instead referred to an outpatient or inpatient facility, significantly increasing the expense to both the patient and the insurer. Further, this test is most accurate only for late-stage CAD, when treatment often requires pharmaceuticals or surgery rather than lifestyle changes that can be effective if a physician identifies CAD early. The inaccuracy of risk profile testing and echocardiograms is a significant reason CAD is not detected early and a primary reason CAD is fatal in patients that do not exhibit prior symptoms. Clinical trials indicate that risk profile testing does not identify CAD when it is present (a False Negative) in males 60% of the time, and 30% of the time in females. One of the IVDC Procedures
(called a "Vasogram"), however, is 14% more predictive than any of the risk factors alone and 45% more predictive when used in combination with traditional risk factor screening. This improved accuracy reduces False Negatives from 60% to 27% in males and 30% to 23% in females. Furthermore, the Vasogram is more accurate than the follow-up tests typically administered by primary care physicians, such as Stress ECG and Stress Echocardiogram. In clinical trials comparing follow-up tests, 177 patients underwent MRI, Stress ECG, Stress Echocardiogram (the most popular tests) and Vasogram. The MRI (a visual measure of CAD) found CAD in 37 patients. Neither the Stress ECG nor the Echocardiogram identified any of these patients, while the Vasogram identified 76%. In addition to the diagnostic benefits of the Vasocor device, it is also economically advantageous to the primary care physician. Typically, patients that score high in risk factor analysis and Stress Echocardiogram are referred for coronary angiography. This test is not only More expensive, but does not generate revenue to the referring physician. Furthermore, in cases where it is actually not necessary, the test results in significantly higher costs to the patient and insurer. A Vasogram, in contrast, is easily administered in the primary care office by unskilled staff in less than 15 minutes. Furthermore, by accurately assessing CAD early in its development, the IVDC device can reduce overall costs to patients and insurers by identifying the disease early enough so that lifestyle changes are effective forms of treatment rather than requiring pharmaceutical or surgical treatment. The IVDC device offers a compelling value premise of accuracy, simplicity and cost savings to physicians, patients and health insurance providers.

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

In summary, the Company has been given clearance to commercialize the InterCare Vascular Diagnostic Centers in the general areas of Non-invasive cardiovascular disease assessment.

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

Market Size

The market potential of IVDC technology for the diagnosis of CAD in the primary care physician's office and other locations is substantial. Current procedures for CAD range in price from $500 for an ECG Stress Test up to several thousand dollars for an angiogram. The total number of CAD diagnostics performed in the United States exceeds 80 million per year. Initial estimates for procedures involving VVDC technology indicate that the total market opportunity, as estimated by McKinsey & Company, is between $300 million and $500 million of a total $1.4 billion market potential.

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

    -  OUR  STRATEGIC  PARTNER  STRENGTH.
      Partnerships  with  CGI Communications  Services, Inc.,
      Meridian  Holdings,  Inc.,  Meganet  Corporation, Sager Midern Computers.,
      Acer  America  Corporation,  ViewSonic  Corporation,   Microsoft
      Corporation, Tech Data Corporation, and QRS Diagnostics, Inc., will give us the ability to deliver our software products faster and at a lower cost than the competition

    -  INTEGRATION.
      We can seamlessly integrate all of the different technological solutions and custom applications development. We use different strategic partners to tailor the optimum solution for our customer.

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

EMPLOYEES

We have outsourced our human resource services to Meridian Holdings, Inc. Also, we have independent sales force agreement with various vendors who sale and market all our products and services. We have no collective bargaining agreement.

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

MARKET  FOR  COMMON  STOCK

The Company's Common Stock is traded on the Bulletin Board maintained by the National Association of Securities Dealers, Inc. under the symbol "ICCO." The price range of the Company's Common Stock has varied significantly in the past months ranging from a high bid of $.20 and a low bid of $0.02 per share. The above prices represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (141,941) as at March 31, 2007 compared to networking capital of $ (79,458) during as at December 31, 2006. The decrease in working capital is due marketing and selling expense of the IVDC device.

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

REVENUES

The company generated $124,400 revenue from the VVDC device rental during the quarter ended March 31, 2007, as compared to $1,250 during comparable period in 2006. There were no software license revenue generated during comparable periods in 2006 and 2007 respectively.

COST  OF  REVENUES

The company incurred $20,247, in costs of goods sold as compared to zero during The same period in last fiscal year.

SALES  AND  MARKETING

Only minimal sales and marketing has been done by the Company, since focusing most of its resources at the moment in our software enhancement, pilot testing and debugging of our ICE software. The Company is allocating a substantial amount of time and efforts towards sales and marketing of the IVDC device. To this end, the Company has entered into sales and marketing Agreement with various sales force. Management is also pursuing aggressively various medical device vendors and distributors to carrier our device in their inventory.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the period ended March 31, 2007 was $ 145,997compared to $ 59,282 during comparable period in 2006. The increase in general and administrative expense was due to the increase in the management share of cost from Meridian Holdings, Inc and selling costs related to equipment sales.

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing with its associated increase in personnel costs.

OPERATING  LOSS

As a result of the factors described above, Company expects further increases in operating expenses for the year 2007, assuming additional funding is raised from equity investors to be used in financing future operating costs. There is no guarantee that the Company will be able to raise additional funds to finance all the anticipated operating costs. In absence of such funds being available, the Company may not be able to operate, and this could have a material impact in the overall execution of the Company's business plan.

NET  LOSS

The Company had a net loss of $41,844 for the period ended March 31, 2007, compared to net loss of $58,032 in March 31, 2006. The decrease in net loss was as a result of the increase in sells of equipment and the decreased management share of cost for the period ended March 31, 2007.

The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the IVDC device as well as sales of ICE(tm) software licenses, implementation and training.

PLAN  OF  OPERATIONS

The Company continues to increase its sales force for the purposes of sale And marketing of its software product and services, as well as the VVDC

Medical device. So far only minimal sales have been completed.

We have entered into several product teaming agreements with various vendors and complementary technology companies.

The Company recently entered into software licensing agreement with Microsoft Corporation, for the ConferenceXP technology to be integrated With ICE software for commercialization.

There is no guarantee that such an effort will yield any dividend in the immediate or near future..

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of March 31, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

InterCare DX,  Inc.

Date:  May 17, 2007            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO