Form 10QSB
period 2007-06-30
INTERCARE DX INC
filed 2007-08-20
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          June  30,  2007

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

           6080 201  Center Drive, Los Angeles,  California 90045
        ----------------------------------------------------------------
                    (Address  of  Principal  Executive  Offices)

                                 (310)  242-5634
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

As of June 30, 2007, InterCare DX, Inc., Registrant had 19,903,902 shares of its no par value common stock outstanding with a total market value of $597,117













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Second Quarter 2007


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets - June  30, 2007                                3

          Statements of Operations for the six Months
          ended  June  30, 2007                                          4

          Statement of Cash Flows for the Three Months
          ended June  30, 2007                                           5

          Notes to Financial Statements                                6-9

          Company Overview                                               10

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   16-18

    Item 3    Controls and Procedures                                    18

PART II   OTHER INFORMATION

          Additional Information                                         18

          Signature                                                      19

                               INTERCARE DX,  INC.
                                 BALANCE SHEET
                                   (UNAUDITED)


                                            As of June 30             December 31
                                                     2007                     2006
                                                    ======                  ======

ASSETS
Current assets
    Cash                                        $         0                 $  4,378
Accounts Receivable (Note 1 )                       132,010                    4,210
Other Current Assets                                    500                   50,137
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . .          132,510                 $ 58,725

Plant, Property, and Equipment                          367                      417
                                                   ==========               ========
Total Assets                                        132,877                  $59,142

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . .  .  $    80,914                   80,914
    Deferred Revenue                                      0                   50,137
    Advances from Officer                           129,927                    7,549
                                                   ---------                --------
           Total Current Liabilities  . . . . .    .209,841  .                138,600

Long term liabilities          . . . . . .. . . .         -                         -
                                                    ---------               --------
           Total Liabilities  . . . . . . . . .     210,841                   138,600
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

 Common stock (100,000,000 shares authorized
 no par value 19,903,902  and 19,403,902 shares
 issued and Outstanding as of June 30, 2007  and
 December 31, 2006) (Note 2) .  . . . . . . .  . .1,021,203              1,021,203
    Accumulated Deficit                          (1,099,167)            (1,120,908)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . .    .(77,964)               (79,458)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $  132,877              $  59,142
                                                    ==========             =========










                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                      Income Statement - Unaudited

                            STATEMENT OF OPERATIONS



                        For three months  ended June 30,   Six months ended, June 30,
                               2007            2006           2007               2006
                               =====           ======        =======          ========
Revenues  . . . . . . . .   $  147,905        $ 5,000           $ 242,415    $ 6,250
Less: COGS                      59,162              -              20,247          -
                              ---------         -------         --------       -------
Gross Margin .                  88,743          5,000             222,168      6,250

operating Expense. . .         (20,715)       (24,643)           (166,712)   (52,623)
                               ------           -------           --------   --------
Other Expense(Income)            4,443   .        633               4,443      1,417
                              ---------        --------         ---------    --------
          Net loss . .          63,585        (25,277)     $       51,013    (54,060)
                              =========        =========        =========     ========

Weighted average number of shares 19,903,902  19,903,902      19,903,902   19,903,902
Weighted average earnings per share   $(0.0)   $   (0.0)       $ (0.0)        $ (0.0)



































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                              For the Six Months  ended June 30,   Three Months Ended June 30

                                               2007         2006        2007       2006
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ 21,741     $ (54,060)     63,585  (25,277)
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
      Common Stock issued for services                -           -             -       -
(Increase) Decrease in
      Current Assets . . . . . . . . . .    . (127,800)         4,179     (127,800)  3,500
Increase(Decrease) in
      Current Liabilities. . . . . . . . . . ..(50,137)       (16,000)     (44,527)(15,409)
                                                 -------       --------  -------    ------
NETCASH USED IN OPERATING ACTIVITIES . . . . .(156,196)       (65,881)    (108,742)(37,186)

CASH FLOW FROM INVESTING ACTIVITIES
      Deferred Public Offering . . . . . . . . .      -            -           -         -
                                                   --------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0            0            0         0

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .           -       57,165          -    28,235
     Advances from Officer                       151,818            -       108,742      -
     Sales of Common Stock                             -       10,000          -    10,000
                                                 --------     --------   -------   -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . 151,818       67,165       108,742  38,235

     Increase (Decrease) in cash . . . . . .      (4,378)       1,284            0    1,049
CASH AT BEGINNING OF PERIOD. . . . . . . . . .     4,378          147            0      381
                                               -----------   ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .     $     0       $1,431            0    1,431
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

The interim financial statements of InterCare DX, Inc., for the six months end June 30, 2007 and 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of June 30, 2007 and December 31, 2006 and the results of operations and cash flows for the six Months ended June 30, 2007 and 2006 respectfully.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of June 20, 2007 and December 31, 2006

<BTB>
                                                   2007            2006
                                                   =====          =====
Computer Hardware & Software                      $69,270      $69,270
Less:  Accumulated  Depreciation                   68,903       68,853
                                                 -------       -------
                                                  $   367       $  417
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended June 30, 2007.

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

Recent Events

On June 19, 2007, the company received a work order from Batterjee Medical College, Jeddah Saudi Arabia, to supply and implement a Healthcare and Educational Management Information System, in the amount of
1.2 million Saudi Riyals. The phase one of this project will commence on or before September 15, 2007.

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

EMPLOYEES

We presently have five full time employees and seven independent contractors. We outsource some of our personnel needs to third parties such as The Sales Group. our sales force and marketing Consultants.

                       DESCRIPTION  OF  PROPERTY

We are presently occupying 1/2 of an office space leased by Meridian, an Affiliated company at 6080 Center Drive, Los Angeles, California.
The agreed cost attributable to us for the use of the facility is based on 1/2 of the total amount of cost to Meridian for operating the suites.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ (77,964) as at June 30, 2007 compared to networking capital of $ (79,458) as at December 31, 2006. The negative working capital is due to minimal income from operations during the periods then ended.

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

The Company is currently able to meet its financial obligations through debt financial support from our chairman and CEO and Meridian Holdings, Inc.

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

REVENUES

The company  generated  $147,905  revenue  from  during the Quarter  ended
June 30, 2007, as compared to $5,000 during comparable period in 2006. There were no software license revenue generated during comparable periods in 2006 and 2007 respectively.

COST  OF  REVENUES

The cost of revenue for the three months ended June 30, 2007 is 59,162. There were no cost of revenue during comparable period in 2006.


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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended June 2007 was $20,715 as against $24,631 for the comparable period in June 2006. Of the $20,715 expense incurred for the three months ended June 2007, $16,500 was for management share of cost, and the rest was for general corporate purposes. For the six months ended June 30, 2007, general administrative expense was $166,712 as compared to $52,623 for the comparable period in 2006. The increase in General and administrative expense was as a result of hiring of additional consultants, as well as expenses incurred from the sale and marketing of the VVDC device

The Company anticipates future increases in general and administrative expenses as it embarks on aggressive product development, sales and marketing.

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

NET  LOSS

The Company had a net loss of $63,585 for three months ended June 30, 2007, compared to a net loss of $25,277 in the comparable period in 2006. For the six months ended June 30, 2007 the Company sustained a net loss of $51,013 as compared to $ 54,060 for the comparable period in 2006.

The Company anticipates future revenue increases, as it embarks upon aggressive commercialization of the VVDC device as well as sales of ICE(tm) software licenses, implementation and training.

PLAN  OF  OPERATIONS

The company has initiated a full commercialization plan for the sales and marketing of the VVDC device in the US Market, with the assistants of the Sales Group, Inc., as well as other independent sales consultants.
In addition, the company is seeking for an alliance with medical device distributors, world-wide to facilitate the sales and distribution of the VVDC device.


On June 19, 2007, the company received a work order from Batterjee Medical College, Jeddah Saudi Arabia, to supply and implement a Healthcare and Educational Management Information System, in the amount of 1.2 million Saudi Riyals. The phase one of this project will commence on or before September 15, 2007.

We have entered into several product teaming agreements with various vendors and complementary technology companies.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their desired control objectives. Additionally, in evaluating and implementing possible controls and procedures, the Company's management was required to apply its reasonable judgment. Based upon the required evaluation, the Management concluded that as of June 30, 2007, the Company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

InterCare DX,  Inc.

Date:  August 14, 2007            Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO