Form 10KSB/A
period 2006-12-31
INTERCARE DX INC
filed 2007-09-07
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-KSB/A
                                 (Amendment#1)

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

                       COMMISSION  FILE  NUMBER:   333-94813


                             INTERCARE  DX,  INC.

             (Exact  Name  of  Registrant  as  Specified  in  its  Charter)

         CALIFORNIA                                          95-4304537
   (State  of  Other  Jurisdiction  of                     (I.R.S.  Employer
     Incorporation  or  Organization)               Identification  Number)

        6080 Center Drive, Suite 640, Los Angeles, California 90045

                    (Address  of  Principal  Executive  Offices)

                                 (310)  242-5634

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


                                    INDEX
This Amendment Number 1 to our annual report on Form 10-KSB, for the year ended December 31, 2006, includes some minor changes to improve our disclosures, specifically in the independent auditors opinion letter, earnings per share for the period ended December 31, 2005, note 17 to the financial statement, item8a regarding Controls and Procedures, Changes in Internal Control over Financial Reporting and Exhibit 31 and 32 respectively. Except as required to reflect the changes noted above, this Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original filing. Additionally this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments at the Company subsequent to the original filing.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management including our Chief Executive Officer/Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act" ), the Company carried out an evaluation under the
Supervision and with the participation of the Company's management, including the Chief Executive Officer and President and the Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report.

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

Based upon the foregoing evaluation, the Management concluded that as of the end of the reporting period, the company's disclosure controls and procedures were effective (at the "reasonable assurance" level mentioned above) to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

InterCare  DX,  Inc.






Date:  September 3,  2007               Signature  By:  /s/  Anthony  C.  Dike
                                               -----------------------------
                                                     Anthony  C.  Dike
                                                     Chairman  and  CEO

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18 to the financial statements, the Company has incurred accumulated losses since inception and is dependent upon obtaining adequate financing to sustain operations. These factors raise substantial doubt the Company will be able to continue as a going concern. Management 's plans in regard to these matters are also discussed in Note 18. The financial statements do not include any adj ustments that might result from the outcome of this uncertainty.

The 2005 financials have been restated to inventory certain costs in connection with work that was invoiced in 2006. The inventorying of these costs at December 31, 2005, provided a better matching of revenue and expenses in both 2005 and 2006.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
September 6, 2007

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
                                                                 =========         ==========








See Accountants Report and Notes to Financial Statements

                   InterCare DX, Inc.

                             Statement of Operations
                       For the: Year Ended December. 31,

<BTB>
                                        2006            2005
                                       ======           =====

Revenues  . . . . . . . .           $ 1,636,086       $ 12,010
                                      ---------       -------
Cost of Revenues                      1,379,943             0
                                     ---------       ---------
Gross Margin                            256,143         12,010

Operating Expense.
   General and Administrative           126,674        170,374
   Write off of Inventory and
   Public offering cost.                    -          118,313
                                      ---------       --------
Total Expense                           126,674        288,687

   Net Income          . .             $129,702       $(276,677)
                                      =========         =========

Net income(loss) per share
Weighted average number of
Common shares  outstanding           19,512,121      17,903,902
Net income per share                 $   0.01        $ (0.02)

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

<BTB>
                                               2005              2005
                                                           (restated)
                                               ====              ====
ASSETS
Current assets
    Cash . . . . . . . . . . . . . . . . . . .    $       147      $      147
    Accounts Receivable.(Note 2) . . . . . . . . . . .  9,588           9,588
    Inventory. . . . . . . . . . . . . . . . . .            0       1,385,080
                                                  ---------        ---------
Total Current Assets . . . . . . . . . . . . . .        9,735       1,394,815

    Property, Plant, and Equipment
     Net of accumulated Depreciation          . . .     -              -
    Other Assets
     Deferred Public Offering Cost                       -
                                                     ---------          -------
Total Assets . . . . . . . . . . . . . . . . .   $      9,735       $1,394,815
                                                    =========          =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts Payable           . . . . .  .      $  1,573,045           49,009
     Deferred Revenue (Note 7)                              -         1,524,036
    Advances from Officer                               26,500           26,500
                                                       ---------         --------
Total Current Liabilities. . . . . . . . .  .      $  1,599,545      $ 1,599,545

Long term liabilities   . . . . . . . . . .         $    76,677           76,677
                                                     ---------        ----------
Total Liabilities. . . . . . . . . . . . . .  .     $  1,676,222      $ 1,676,222
                                                      =========        ==========

Consequently, The Company, recorded revenue during 2006 since the company has completed the software development to customer specifications and has delivered the completed software package to Meridian Holdings, Inc. (Please see note 8 below)

2. Use of Estimates

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

The company classified as inventory the ICE software licenses developed for Meridian Holdings, for delivery to the customers as inventory during the period ended December 31, 2005, in the amount of $1,385,080. These software licenses were delivered to Meridian Holdings, Inc at December 31, 2006 after having met all the conditions for acceptance of the developed software. (please see note 2 above)

5. Property and Equipment

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

17. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the Dubai, United Arab Emirate for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of December 31, 2006, no operations have commenced related to this joint venture.

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