Form 10QSB
period 2007-09-30
INTERCARE DX INC
filed 2007-11-20
CIK 1103310

UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION

                           WASHINGTON,  D.  C.  20549

                                  FORM  10-QSB

 (  X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

               For  the  Quarterly  Period  Ended          September 30,  2007

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

As of September 30, 2007, InterCare DX, Inc., Registrant had 19,903,902 shares of its no par value common stock outstanding with a total market value of $338,370













                                        Page 1 of 19 sequentially numbered pages
                                                                     Form 10-QSB
                                                             Third  Quarter 2007


                            InterCare DX, Inc.


                                      INDEX


                                                                       PAGE
                                                                       ----


PART  I.  FINANCIAL INFORMATION
      Item 1     Financial Statement

          Balance Sheets  As of September  30, 2007 (unaudited)
          and December 31, 2006                                          3

          Statements of Operations for the three Months and nine months
          ended  September  30, 2007 and 2006                           4

          Statement of Cash Flows for the Three Months and nine months
          ended September  30, 2007                                     5

          Notes to Financial Statements                                 6-9

          Company Overview                                               10

    Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   16-18

    Item 3    Controls and Procedures                                    18

PART II   OTHER INFORMATION

          Additional Information                                         18

          Signature                                                      19

                               INTERCARE DX,  INC.
                                 BALANCE SHEET
                                   (UNAUDITED)


                                            As of September             December 31
                                                       2007                    2006
                                                    ======                  ======

ASSETS
Current assets
    Cash                                            $ 41,289                 $  4,378
Accounts Receivable (Note 1 )                        252,010                    4,210
Inventory                                                 -                   50,137
Other Current Assets                                     500                       -
Total Current Assets                                 293,799                  58,725

Fixed Asset, net                                         342                     417
                                                    ---------                 ------
Total Current Assets.. . . . . . . . . . . .         294,141                 $ 59,142
                                                   ==========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts Payable (Note 1) . . . . . . .  .  $     5,194                   80,914
    Advances from Officer                            42,273                    7,549
    Deferred Revenue                                      -                   50,137
                                                   ---------                --------
           Total Current Liabilities  . . . . .  .    47,967  .              138,600

Long term liabilities          . . . . . .. . . .          -                       -
                                                    ---------               --------
           Total Liabilities  . . . . . . . . .       47,967                 138,600
                                                    ---------               --------


Liabilities and Stockholders' Equity

Stockholders'  Equity

 Common stock (100,000,000 shares authorized
 no par value 19,903,902  and 19,903,903 shares
 issued and Outstanding as of Sept. 30, 2007  and
 December 31, 2006) (Note 2) .  . . . . . . .  .  .1,021,606               1,021,203
    Accumulated Deficit                             (716,492)             (1,120,908)
                                                    ----------            ----------
           Total Stockholders' Equity . . . . . .    246,174                (79,458)
                                                    ----------             ---------
Total Liabilities & Equity. . . . . . . . . . .  $   294,141              $   59,142
                                                    ==========             =========









                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE DX,  INC.
                      Income Statement - Unaudited

                            STATEMENT OF OPERATIONS



                        For three months  ended Sept 30,   Nine months ended, Sept 30,
                               2007            2006           2007              2006
                               =====           ======        =======          ========
Revenues  . . . . . . . .   $ 379,000         $ 56,000        $  621,415     $   62,250
                              ---------         -------         --------       -------
Cost of Goods Sold             22,000            20,000           81,162         20,000
Gross Margin .                 36,000            12,060           62,250         12,060

operating Expense. . .        (30,862)         (22,321)          (138,412)      (81,946)
                               ------           -------           --------      --------
Other Expense(Income)           2,000.              64              6,443           158
                              ---------        --------         ---------      --------
          Net Income (loss)  $ 324,138        $.13,615          $ 395,398       (39,854)
                              =========        =========         =========     ========

Weighted average number of
shares                       19,903,902       19,903,902        19,903,902     19,903,902
Weighted average earnings
per share                    $ 0.02           $  0.0            $ 0.02         $ (0.0)

































SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            INTERCARE  DX,  INC.

                             STATEMENT OF CASH FLOW

                                    UNAUDITED



                        For the Nine Months  ended Sept 30,   Three Months Ended Sept 30

                                               2007         2006        2007       2006
                                               ====         ====         ====      ====
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income (loss). . . . . . . . .      $ 395,398    $ (39,854)    324,138    13,615
      Adjustments to reconcile net
      loss to net cash
      used in operating activities:
      Depreciation                                    75           59          25        59
(Increase) Decrease in
      Accounts receivables . . . . . . . . . .  (247,800)     (53,697)   (120,000)  (57,285)
      Prepaid Assets                                (500)           -           -          -
Increase in sales Tax Payable                          -         4,125          -      4,125
Increase(Decrease) in
      Deferred Revenue                          (50,137)             -          -          -
      Accounts Payables. . . . . . . . . . . . .(75,720)         5,591    (75,720)    19,500
                                                 -------       --------  -------    ------
NETCASH USED IN OPERATING ACTIVITIES . . . . ..  21,316        (83,776)   128,443    (19,986)

CASH FLOW FROM INVESTING ACTIVITIES
      Fixed Asset                                       -          (592)         -        -
                                                   --------     --------  --------  --------
NET CASH USED IN INVESTING ACTIVITES . . . . . . . .  0            0            0         0

CASH FLOW FROM FINANCING ACTIVITIES
     Advances from MH. . . . . . . . . . . .           -          77,660        -     20,495
     Advances from Officer                        15,351          (3,351)       -     (1,851)
     Repayment of Debt                                                 -   (87,154)        -
     Sales of Common Stock                              -         10,000          -       -
                                                 --------     --------   -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . .  15,595          84,309   (87,154)   20,495

     Increase (Decrease) in cash . . . . . .      36,911             (58)   41,289    (1,342)
CASH AT BEGINNING OF PERIOD. . . . . . . . . .     4,378             147         0     1,431
                                               -----------     ---------   --------   --------
CASH AT END OF PERIOD. . . . . . . . . . . .     $    89          $   89     41,289        89
                                               ===========     ========== =========    ======














SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

The  accompanying  notes  are  an  integral  part  of  this  statement.

                            InterCare DX, Inc.
                     Notes to the Financial Statements
Basis  of  Reporting

The interim accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. For further information, management suggests that the reader refer to the audited financial statements for the year ended December 31, 2006 included in its Annual Report on Form 10-KSB. Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2006.

The interim financial statements of InterCare DX, Inc., for the nine months end September 30, 2007 and 2006 are unaudited. The financial statements are prepared in accordance with the requirements for unaudited interim financial statements.

In the opinion of management the accompanying financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position as of September 30, 2007 and December 31, 2006 and the results of operations and cash flows for the nine Months ended September 30, 2007and 2006 respectfully.

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

Capital assets are depreciated by the straight-line method over estimated useful lives of the related assets, normally five (5) to seven (7) years.

Property and equipment consists of the following as of Sept 30, 2007 and 2006:

                                                  2007           2006
                                                 =====           =====

Computer Hardware &Software                      $68,770      $68,770
Equipment                                            592          592
Less:  Accumulated  Depreciation                  69,020       68,829
                                                 -------       -------
                                                 $   342      $   533
                                                 ========      =======

5. Advertising

The company has the policy of expensing advertising costs as incurred. There were no advertising costs charged to expense for the quarter ended September 30, 2007 and 2006.

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

15. Joint Venture

On June 14, 2005, the Company executed a Memorandum of understanding (MOU) with the Saudi German Hospital Group, whereby both parties desire to form a joint venture limited liability company in the middle east region for the purposes of selling InterCare's ICE(tm) software licenses to physicians and other healthcare providers. As of September 30, 2007, an implementation of the ICE(tm) in one of the University Teaching Hospital Facilities in Jeddah, Saudi Arabia has started.

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

                       DESCRIPTION  OF  PROPERTY

We are presently occupying 1/3 of an office space leased by Meridian, an Affiliated company at 6080 Center Drive #640, Los Angeles, California.
The agreed cost attributable to us for the use of the facility is based on 1/3 of the total amount of cost to Meridian for operating the suites.

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

SELECTED  FINANCIAL  DATA

The Company had net working capital of $ 246,174 as at September 30, 2007 compared to networking capital of $ (1,599,742) as at September 30, 2006.

The increase in working capital is due to income from operations during the periods then ended.

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

REVENUES

The  company   generated   $379,000  revenue  from   during  the
quarter ended September 30, 2007, as compared to $56,000 during comparable period in 2005. There increase in revenue is due to software licensing and implementation during the period ended September 30, 2007. There were no software licensing sales during the comparable period in 2006

For nine months ended September 30, 2007, the Company generated $621,415 revenue as compared to $66,375 during the comparable period in 2006. The increase in revenue is due to sales of ICE software license and services as well as the VVDC device sales and training services.

COST  OF  REVENUES

The cost of revenue for three months ended September 30, 2007 is $22,000 as compared t0 $20,000 for comparable period in 2006. For nine months ended September 30, 2007, the cost of revenue is $81,162 as compared to $20,000 during comparable period in 2006.

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

GENERAL  AND  ADMINISTRATIVE

General and administrative expenses for the three months ended Sept 2007 was $30,862 as against $22,321 for the comparable period in Sept 2006. Of the $30,862 expense incurred for the three months ended Sept 2007, $15,862 was for management share of cost, and the rest was for general corporate purposes. For the nine months ended Sept 30, 2007, general administrative expense was $138,412 as compared to $81,946 for the comparable period in 2006. The increase in general and administrative expense was as a result of hiring of consultants and associated sales and marketing cost for the new IVDC device being commercialized by the company.

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

NET  INCOME(LOSS)

The Company had a net income of $324,138 for three months ended September 30, 2007, compared to a net income of $13,615 in the comparable period in 2006. For the nine months ended September 30, 2007 the Company had a net income of $395,398 as compared to net loss of $39,854 for the comparable period in 2006. The increase in net income was the result of ICE software licensing sales and services, sale of VVDC device.

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

We have entered into several product teaming agreements with various vendors and complementary technology companies including Microsoft and ScreenCheck.

The company has recently entered into Education Management software market with recent deployment of a new learning management software targeting Medical Schools and Colleges. This new application is tightly integrated with the Healthcare management solution we currently have in ICE software.

We have continued to work on the development of the next generation of the VVDC device, while software development and enhancement is continued, there are no expected release date of the finished product.

Furthermore, there is no guarantee that such an effort will yield any dividend in the Immediate or near future.

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

InterCare DX,  Inc.

Date:  November 20, 2007           Signature By:  /s/  Anthony C. Dike, MD
                                               -----------------------------
                                                   Anthony C. Dike, MD
                                                     Chairman & CEO